Form 10-K405
period 1999-12-31
CALIFORNIA COMMUNITY BANCSHARES INC
filed 2000-04-14
CIK 1094893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-87481

                            ------------------------

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3339505
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

  ONE MARITIME PLAZA, SUITE 825, SAN                          94111
         FRANCISCO, CALIFORNIA                              (Zip Code)
    (Address of principal executive
               offices)

                 Registrant's telephone number: (415) 434-1236

                            ------------------------

     Securities registered pursuant to Section 12(b) of Exchange Act: NONE

     Securities registered pursuant to Section 12(g) of Exchange Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of March 15, 2000 was $174,615,552.

    Number of registrant's shares of Common Stock outstanding as of March 15, 2000 was 26,297,523.

                   Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           10-K CROSS-REFERENCE INDEX

    This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 1999 results.

                                                                PAGE
                                                              --------
10-K Cross-Reference Index..................................       i
Table of Defined Terms......................................     iii

PART I......................................................       1

  ITEM 1. Business
    General.................................................       1
    Evolution of the Company................................       2
    Business of the Company.................................       6
    Statistical Disclosure..................................       8
    Supervision and Regulation..............................       8
    Available Information...................................      12

  ITEM 2. Properties........................................      12

  ITEM 3. Legal Proceedings.................................      14

  ITEM 4. Submission of Matter to a Vote of Security
    Holders.................................................      14

PART II.....................................................      14

  ITEM 5. Market for Company Common Stock and Related
    Security Holder Matters.................................      14
    Marketplace Designation and Sales Price Information.....      14
    Dividends...............................................      14
    Recent Sales of Unregistered Securities.................      15

  ITEMS 6, 7 and 7A. Selected Financial Data; Management's
    Discussion and Analysis of Financial Condition and
    Results of Operations; and Qualitative and Quantitative
    Disclosure About Market Risk............................      15

  ITEM 8. Financial Statements and Supplementary Data.......      41
    Independent Auditors' Reports...........................      42
    Consolidated Balance Sheets.............................      45
    Consolidated Statements of Operations...................      46
    Consolidated Statements of Comprehensive Income
     (Loss).................................................      47
    Consolidated Statements of Changes in Shareholders'
     Equity.................................................      48
    Consolidated Statements of Cash Flows...................      49
    Notes to Consolidated Financial Statements..............      52

  ITEM 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.....................      89

PART III....................................................      91

  ITEM 10. Directors and Executive Officers of the
    Company.................................................      91
    Directors...............................................      91
    Committees of the Board of Directors....................      92
    Executive Officers......................................      94

  ITEM 11. Executive Compensation...........................      94

  ITEM 12. Security Ownership of Certain Beneficial Owners
    and Management..........................................      99

  ITEM 13. Certain Relationships and Related Transactions...     101

                                                                PAGE
                                                              --------
  ITEM 14. Exhibits and Reports on Form 8-K.................     103
    Exhibits................................................     103
    Reports on Form 8-K.....................................     104
  SIGNATURES................................................     105

                             TABLE OF DEFINED TERMS

Annual Report...............................................      2
Banks.......................................................      1
Belvedere...................................................      4
BHC Act.....................................................      1
Board.......................................................     15
Board of Governors..........................................      1
BOC.........................................................      1
BOC/SFB Merger..............................................      2
BOC Acquisition.............................................      3
California Fund.............................................      1
CalWest.....................................................      1
CalWest/NBB Merger..........................................      2
CCB Merger..................................................      2
CCB/SCC Merger..............................................     18
CCB Merger Exchange Ratio...................................      2
CCB Plan....................................................     97
CFB.........................................................      2
CFB Plan....................................................     97
Change in Control...........................................     96
Commission..................................................     12
Company.....................................................      1
Company Common Stock........................................      2
CRA.........................................................     10
DB Acquisition..............................................      3
DGCL........................................................     14
DFI.........................................................     10
DNB.........................................................      3
Exchange Act................................................     12
FDIC........................................................      9
FRB.........................................................     30
Named Executive Officers....................................     94
NBB.........................................................      2
NBB Common Stock............................................      3
NBB Investment..............................................      3
PIB Debentures..............................................      5
PSB.........................................................      1
PSB Acquisition.............................................      4
PCC.........................................................      1
PCC Common Stock............................................      4
PCC Exchange Ratio..........................................      4
PCC Plan....................................................     97
PCC Share Exchange..........................................      2
Placer Funding..............................................      4
SCC.........................................................     18
SCB.........................................................      1
SFAS No. 133................................................     39
SFAS No. 137................................................     40
SFB.........................................................      2
SFB Common Stock............................................      2
SFB Exchange Ratio..........................................      5
SFB Initial Investment......................................      2
SFB Option..................................................      4
Term Loan...................................................      4

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    California Community Bancshares, Inc. (the "Company"), was incorporated on September 3, 1999 as a Delaware corporation for the purpose of becoming a bank holding company for certain of the commercial bank investments of the California Community Financial Institutions Fund Limited Partnership (the "California Fund"). The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Board of Governors").

    At December 31, 1999, the Company had three banking subsidiaries, Placer Sierra Bank ("PSB") through the Company's wholly-owned subsidiary Placer Capital Co. ("PCC"), CalWest Bank ("CalWest"), and Bank of Orange County ("BOC"). See--Evolution of the Company. The Company's principal business is to provide, through its three banking subsidiaries, financial services in its primary market areas of Placer and the surrounding counties, Orange County and Los Angeles County, California. Each of PSB, BOC, and CalWest (together, the "Banks") is a California state-chartered bank and a member of the Federal Reserve System. Unless the context otherwise requires, references to the Company refer to the Company, PCC and the Banks on a consolidated basis. At December 31, 1999 the Company had total assets of approximately $843.2 million. At December 31, 1999, PSB had total assets of approximately $640.0 million, BOC had total assets of approximately $130.0 million and CalWest had total assets of approximately
$72.8 million. As of March 1, 2000, the Company's total assets exceeded $1.0 billion as a result of the Company having acquired Sacramento Commercial Bank ("SCB") which had total assets of approximately $200 million on the date of acquisition. See Items 6, 7 and 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; Qualitative and Quantitative Disclosure About Market Risk--Acquisition History of the Company and Note 21 to Consolidated Financial Statements contained in
Item 8. Financial Statements and Supplementary Data.

    The Company serves Placer, Sacramento, Nevada, El Dorado, Plumas, and Sierra Counties, California through PSB and serves Orange County through BOC and parts of southern Los Angeles County through CalWest. On March 1, 2000, the Company became the sole shareholder of SCB, providing the Company with a broader ability to provide banking services in the Sacramento market.

    The Banks are full-service community banks offering a broad range of banking products and services, including accepting time and demand deposits, originating real estate-related loans, commercial loans, and consumer loans and making other investments. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks. At December 31, 1999, the gross loans of the Banks totaled approximately $559.8 million of which approximately 81.5% consisted of real estate-related loans and 10.7% consisted of commercial loans. At December 31, 1999, the Company had no properties acquired through foreclosure ("OREO") and only $431,000 of nonperforming loans. The ratio of nonperforming loans to total loans was 0.07% and the Company's loan loss reserve coverage ratio to total nonperforming loans was 1,497 to 1. Net loan charge-offs during 1999 was 0.05% of average total loans.

    The Company, through the Banks, derives its income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, fees from the sale of loans originated, interest on investment securities and fees received in connection with loans and other services offered, including loan servicing and deposit services. The Company's major operating expenses are the interest it pays on deposits and on borrowings and general operating expenses. The Banks rely on a foundation of locally generated deposits. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See--Supervision and Regulation.

    The Company is committed to running the Banks as relationship-based, community banks serving the needs of individuals and small to medium sized businesses in the local market areas surrounding their branches. The strategy for serving the Company's target markets is the delivery of value-added products and services that satisfy the primary needs of the Company's customers, emphasizing superior service and relationships rather than transaction volume.

    Certain matters discussed in this Annual Report on Form 10-K (the "Annual Report") including, but not limited to, those described in Item 6--Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others,
(1) significant increases in competitive pressure in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and
(7) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

    When the Company uses or incorporates by reference in this Annual Report the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

EVOLUTION OF THE COMPANY

THE COMPANY

    The Company is the successor-in-interest to California Financial Bancorp ("CFB"), which was organized on September 11, 1997 as a California corporation for the purpose of becoming a bank holding company subsidiary of the California Fund. CFB was merged with and into the Company on December 14, 1999, with the Company as the surviving corporation (the "CCB Merger"). Prior to the CCB Merger, CFB was the sole shareholder of BOC and CalWest and was the majority shareholder of National Business Bank, a national banking association operating in the greater South Bay area of Los Angeles County, California ("NBB") and Security First Bank, a California state-chartered bank operating primarily in the cities of Anaheim and Fullerton in Orange County, California ("SFB"). In connection with the CCB Merger, the Company caused NBB to be merged with and into CalWest (the "CalWest/NBB Merger"), and caused SFB to be merged with and into BOC (the "BOC/SFB Merger"). On December 13, 1999 the Company issued shares of the Company's common stock, $0.01 par value ("Company Common Stock") to the California Fund in exchange for all of the outstanding shares of PCC Common Stock (the "PCC Share Exchange"). At December 31, 1999, the Company had total assets of approximately $843.2 million. In the following discussion of the evolution of the Company, except as otherwise indicated, transactions that were effected by CFB prior to the CCB Merger are described as having been effected by the Company. Shares of Company Common Stock, issued to effect the transactions have been adjusted to reflect the CCB Merger share exchange ratio of 1.8296 (the "CCB Merger Exchange Ratio").

SECURITY FIRST BANK INITIAL INVESTMENT

    On November 14, 1997 the Company purchased 8,750,000 shares of newly-issued common stock of SFB ("SFB Common Stock"), which constituted 51.88% of the resulting issued and outstanding shares of SFB Common Stock (the "SFB Initial Investment"). At that time, SFB had one banking office, located in Fullerton, California. The Company paid $0.40 per share in cash for each of the shares of SFB Common Stock acquired in the SFB Initial Investment, for an aggregate purchase price of $3,500,000. In addition, SFB granted the Company an option to purchase an additional 2,500,000 shares of SFB Common Stock, at a price of $0.40 per share. See--Exercise of SFB Option. The SFB Initial Investment was accounted for under the purchase method of accounting.

    The Company funded the purchase price in the SFB Initial Investment from the issuance of 842,531 shares of Company Common Stock to the California Fund in a private placement for approximately $4,605,000. The Company paid no investment banking fees in connection with the SFB Investment. Following consummation of the SFB Initial Investment, SFB was operated as a majority-owned subsidiary of the Company, servicing customers of the Company in the cities of Anaheim and Fullerton, and other cities in Orange County, California.

NATIONAL BUSINESS BANK INVESTMENT

    On November 3, 1998 the Company purchased 371,776 shares of common stock of NBB ("NBB Common Stock") in NBB's initial public offering, which constituted 64.91% of the shares issued by NBB in that offering (the "NBB Investment"). NBB commenced operations on November 3, 1998 at its banking office in Torrance, California. The Company paid $10.00 per share in cash for each of the shares of NBB Common Stock for an aggregate purchase price of $3,718,000. The NBB Investment was accounted for under the purchase method of accounting.

    The Company funded the purchase price in the NBB Investment with the issuance of 680,201 shares of Company Common Stock to the California Fund in a private placement for $3,718,000. The Company paid no investment banking fees in connection with the NBB Investment and incurred $125,000 in acquisition costs that were capitalized as part of goodwill. Following consummation of the NBB Investment, NBB was operated as a majority-owned subsidiary of the Company, servicing customers of the Company in the greater South Bay area of Los Angeles County, California, which includes Torrance, Redondo Beach, Palos Verdes, San Pedro and Long Beach, California.

DOWNEY BANCORP ACQUISITION

    On November 25, 1998, through a statutory merger, the Company became the sole shareholder of Downey Bancorp, a California corporation and sole shareholder of Downey National Bank, a national banking association prior to the DB Acquisition ("DNB"), as defined herein, for an aggregate purchase price of $11,356,000, net of a cash dividend of $3,000,000 paid to Downey Bancorp. Downey Bancorp was then merged with and into the Company, with the Company as the surviving corporation and DNB becoming a wholly-owned subsidiary of the Company (the "DB Acquisition"). The DB Acquisition was accounted for under the purchase method of accounting. Following the DB Acquisition, DNB's charter was converted from that of a national banking association to that of a state-chartered commercial bank and DNB subsequently changed its name to CalWest Bank.

    The Company funded the purchase price in the DB Acquisition with the issuance of 2,626,574 shares of Company Common Stock to the California Fund in a private placement for approximately $14,356,000. The Company paid no investment banking fees in connection with the DB Acquisition and incurred $232,000 in acquisition costs that were capitalized as part of goodwill. Following consummation of the DB Acquisition, DNB was operated as a wholly-owned subsidiary of the Company, servicing customers of the Company in Downey and surrounding communities in Los Angeles County, California.

BANK OF ORANGE COUNTY ACQUISITION

    On December 31, 1998, through a statutory merger, the Company became the sole shareholder of BOC for an aggregate purchase price of $14,522,000, net of a cash dividend of $375,000 paid to the Company, with BOC becoming a wholly-owned subsidiary of the Company (the "BOC Acquisition"). The BOC Acquisition was accounted for under the purchase method of accounting.

    The Company funded the purchase price in the BOC Acquisition with the issuance of 2,725,555 shares of Company Common Stock to the California Fund in a private placement for approximately $14,897,000. The Company paid no investment banking fees in connection with the BOC Acquisition and incurred $726,000 in acquisition costs that were capitalized as part of goodwill. Following consummation of the BOC Acquisition, BOC was operated as a wholly-owned subsidiary of the Company, servicing customers of the Company throughout Orange County, California.

PLACER SIERRA BANK ACQUISITION

    On August 11, 1999, PSB was acquired by PCC, a California corporation and wholly-owned subsidiary of the California Fund, which was organized for the purpose of facilitating the acquisition of PSB by the California Fund ("the "PSB Acquisition"). Prior to the PSB Acquisition, PSB's charter was converted from that of a state-chartered savings and loan association to that of a state-chartered commercial bank and, in addition, PSB became a member of the Federal Reserve System. The total purchase price paid for PSB by PCC was approximately $74,931,000, net of a cash dividend of $8.0 million paid by PSB to PCC. The PSB Acquisition was accounted for under the purchase method of accounting.

    PCC funded a portion of the purchase price in the PSB Acquisition with the issuance of 5,300,000 shares of common stock of PCC ("PCC Common Stock") to the California Fund in a private placement for $53.0 million, net of approximately $5.2 million in issuance costs incurred. PCC paid investment banking fees in the amount of $2.1 million in connection with the PSB Acquisition, including $660,000 paid to Belvedere Capital Partners LLC, the general partner of the California Fund ("Belvedere"). See Item 13. Certain Relationships and Related Transactions--Investment Banking Services, and Note 11 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data. Additionally, approximately $3.1 million was incurred in other acquisition-related costs. These expenses were capitalized as part of goodwill. The balance of the purchase price in the PSB Acquisition was funded through the sale by PCC of $3.5 million of noncumulative preferred stock and the sale of $18.5 million of debentures. The source of financing for the noncumulative preferred stock and the debentures was a $22,000,000 term loan to Placer Capital Funding LLC ("Placer Funding") from a commercial bank not affiliated with the Company (the "Term Loan"). See Item 13. Certain Relationships and Related Transactions--Funding of the PSB Acquisition and Notes 2 and 10 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data. Following consummation of the PSB Acquisition, PSB was operated as an indirect wholly-owned subsidiary of the California Fund. PCC subsequently became a wholly-owned subsidiary of the Company through an exchange of 100% of the outstanding PCC Common Stock for shares of Company Common Stock, as a result of which PSB became an indirect wholly-owned subsidiary of the Company. See--PCC Share Exchange.

EXERCISE OF SFB OPTION

    In connection with the SFB Initial Investment, SFB granted the Company an option (the "SFB Option") to purchase an additional 2,500,000 shares of SFB Common Stock, at a price of $0.40 per share. The Company exercised the SFB Option on September 13, 1999 and SFB issued 2,500,000 additional shares of SFB Common Stock to the Company at a price of $0.40 per share for an aggregate purchase price of $1.0 million. The Company funded the SFB Option with the issuance of 182,960 shares of Company Common Stock to the California Fund for $1.0 million.

PCC SHARE EXCHANGE

    On December 13, 1999, the Company issued 13,040,657 shares of Company Common Stock to the California Fund in exchange for all of the outstanding shares of PCC Common Stock. The California Fund received 2.4605 shares of Company Common Stock for each share of PCC Common Stock (the "PCC Exchange Ratio"). As a result of that exchange, PCC became the wholly-owned direct subsidiary and PSB became the indirect wholly-owned subsidiary of the Company in a transaction accounted for under the "as-if" pooling-of-interests method of accounting.

CFB MERGER WITH CCB

    In late 1999, the Company effected a series of mergers and share exchanges as part of an overall reorganization of certain of the banking and bank holding company subsidiaries of the California Fund. In connection with this reorganization CFB was merged with and into the Company on December 14, 1999, with the Company as the surviving corporation and a wholly-owned subsidiary of the California Fund. In the CCB Merger, each share of CFB Common Stock outstanding immediately prior to the CCB Merger was converted into 1.8296 shares of Company Common Stock. The CCB Merger is a combination accounted for under the "as-if" pooling-of-interests method of accounting. Upon completion of, and as a result of, the CCB Merger, the Company became the sole shareholder of BOC and CalWest and the majority shareholder of SFB and NBB.

BOC/SFB MERGER

    In order to become the sole shareholder of SFB, on December 23, 1999 the Company effected the BOC/SFB Merger, with BOC as the surviving corporation. The Company issued 873,286 shares of Company Common Stock in the BOC/SFB Merger to the minority shareholders of SFB. Each holder of SFB Common Stock, other than the Company, received 0.0938 shares of Company Common Stock for each share of SFB Common Stock. (the "SFB Exchange Ratio") This part of the transaction was accounted for under the purchase method of accounting. The merger of SFB with and into BOC was accounted for under the "as-if" pooling-of-interests method of accounting.

    Additionally, the obligation of SFB to issue shares of SFB Common Stock upon conversion of outstanding debentures of Pacific Inland Bancorp, SFB's former bank holding company (the "PIB Debentures"), was assumed by the Company at the effective time of the BOC/SFB Merger. The PIB Debentures were issued in 1996 in the principal amount of $1,050,000, bear interest at the rate of 12% annually, expire in 2001, and were convertible on the basis of one share of SFB Common Stock for each $0.40 in principal plus accrued, but unpaid interest.

    Upon consummation of the BOC/SFB Merger, SFB Common Stock issuable under outstanding PIB Debentures was converted into the right to acquire Company Common Stock upon payment of the adjusted conversion price in an amount equal to the number of shares of Company Common Stock the PIB Debenture holder would have received pursuant to the BOC/SFB Merger, if he or she had exercised all his or her PIB Debentures immediately prior to the BOC/SFB Merger. The adjusted conversion price for the PIB Debentures equals $4.26 and is calculated by dividing the $0.40 conversion price per share of SFB Common Stock for shares issuable under the PIB Debentures immediately prior to the BOC/SFB Merger, by the SFB Exchange Ratio. Over 90 percent of the PIB Debentures are held by the California Fund.

CALWEST/NBB MERGER

    In order to become the sole shareholder of NBB, on December 30, 1999 the Company effected the CalWest/NBB Merger, with CalWest as the surviving corporation. The Company issued 287,488 shares of Company Common Stock in the CalWest/NBB Merger to the minority shareholders of NBB. Each holder of NBB Common Stock, other than the Company, received 1.5053 shares of Company Common Stock for each share of NBB Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The merger of NBB with and into CalWest Bank was accounted for under the "as-if" pooling-of-interests method of accounting.

    For information regarding capital activities of the Company, see Notes 1 and 2 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

BUSINESS OF THE COMPANY

    The Company, through the Banks, provides banking and other financial services to small and medium-sized businesses in its market areas and to the owners and employees of those businesses. The Banks offer a broad range of banking products and services, including many types of business and personal savings and checking accounts and other consumer banking services. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, and commercial and residential construction loans. The Company's loan portfolio is characterized primarily by long-term and fixed rate products due primarily to the composition of the portfolio acquired in the PSB Acquisition. However, on a go forward basis, the Banks intend to concentrate on originating loans that are primarily short-term and adjustable rate in nature. Special services or requests beyond the lending limits of the Banks can be arranged through correspondent banks. The Banks have a network of ATMs and offer access to ATM networks through other major banks. The Banks issue Visa credit cards through a correspondent bank and are also merchant depositories for cardholder drafts under Visa and MasterCard credit cards. The Banks can provide investment and international banking services through correspondent banks.

    The Company, through the Banks, concentrates its lending activities in the following areas:

        (1) Real Estate Loans: Real estate loans are comprised of commercial real estate loans, construction loans, mortgage loans collateralized by first or junior trust deeds on specific properties, including single family homes, and equity lines of credit. The properties collateralizing real estate loans are principally located in the Company's primary market areas in California of Sacramento, Placer, Los Angeles and Orange Counties and the surrounding communities. The construction loans are comprised of loans on residential and income producing properties, generally have terms of less than two years and typically bear interest at a rate that adjusts with the prime rate or other established indices. The commercial real estate loans finance the purchase and/or ownership of income producing properties. Commercial real estate loans are generally made with an amortization schedule ranging from fifteen to thirty years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear interest at a rate that adjusts with the prime rate, LIBOR, or other established indices and have maturities of five to seven years. The Company also makes loans collateralized by 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Company purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by the Company.

        (2) Commercial Loans: Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, the Company's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are generally (with some exceptions) collateralized by short term assets such as accounts receivable and inventory, equipment or real estate and generally have a maturity of one year or less. Such lines of credit bear interest at a rate that adjusts with the prime rate, LIBOR or other established indices. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, under appropriate circumstances, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets and bear interest at a rate which either adjusts with the prime rate, LIBOR or other established indices or is fixed for the term of the loan.

        (3) Consumer Loans: Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers.

    As part of its efforts to achieve long-term stable profitability and respond to a changing economic environment in both Northern and Southern California, the Company is investigating all possible options to augment its traditional focus by broadening its customer services. The Company believes that its capital base will permit an acceleration of efforts to achieve growth and greater diversification of the Banks' loan portfolios and deposit bases and new sources of fee income. Possible avenues of growth and future diversification include expansion of banking hours through websites, Internet banking, and ATM networks, expansion of SBA real estate secondary market affiliates, and increasing the variety of lending products offered by the Company. In addition, the Company plans to establish additional branches in cities and areas adjoining the Company's current market area. The Company intends to introduce a Web-Site Cash Management service throughout the Company and expand the Company's asset based lending services. However, there can be no assurance that the Company will be able to open new branches or expand or diversify its services or market area.

BUSINESS CONCENTRATIONS

    No individual or single group of related accounts is considered material in relation to the Company's assets or the Banks' assets or deposits, or in relation to the overall business of the Banks or the Company. However, approximately 81.5 percent of the Company's loan portfolio held for investment at December 31, 1999 consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 10.7 percent consisted of commercial loans. See Items 6, 7, and 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure about Market Risk--Financial Condition-Loans. Moreover, the business activities of the Company currently are focused in Placer County, Sacramento County, Orange County, and the southern portion of Los Angeles County, California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

COMPETITION

    The banking business in California generally, and in the Banks' primary service areas specifically, is highly competitive with respect to both loans and deposits as well as other banking services, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Banks are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Banks (but which usually can be offered indirectly by the Banks through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Banks. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Banks in the acquisition of deposits. Banks also compete with money market funds and other money market instruments, which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong, from both banking and non-banking firms, and affects the rates of those products as well as the terms on which they are offered to customers.

    Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and in-store branches.

    Mergers between financial institutions have placed additional pressure on banks to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. Such laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in the Company's most significant markets. The competitive environment also is significantly impacted by federal and state legislation, which may make it easier for non-bank financial institutions to compete with the Company.

    Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, the Company strives to anticipate and adapt to these changing competitive conditions, but there can be no assurance as to their impact on the Company's future business or results of operations or as to the Company's continued ability to anticipate and adapt to such changing conditions. In order to compete with other competitors in their primary service areas, the Banks attempt to use to the fullest extent possible the flexibility which the Banks' independent status permits, including an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees with their customers. In particular, each of the Banks strives to offer highly personalized banking services. The Company also believes that through the ability to provide larger credit accommodations to customers of the Banks and through the ability of the Banks to participate in loans with one another, the Banks can distinguish themselves from other community banks with which the Banks compete based on the range of services provided and banking products offered. However, there can be no assurance the Company will be able to diversify its services and/or banking products or successfully compete with its competitors in its service areas.

EMPLOYEES

    As of March 15, 2000, the Company had 359 full time equivalent employees, including those employed by the Banks.

STATISTICAL DISCLOSURE

    Statistical information relating to the Company and its subsidiaries is presented in Items 6, 7 & 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure About Market Risk and should be read in conjunction with the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

SUPERVISION AND REGULATION

GENERAL

    The banking and financial services businesses in which the Company engages are highly regulated. Such regulation is intended, among other things, to protect depositors whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole. The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors, also influence the commercial banking business. The Board of Governors implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board of Governors in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with the Banks. See--Competition. The nature and impact of any future changes in monetary policies cannot be predicted.

    The laws, regulations, and policies affecting financial services businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

BANK HOLDING COMPANY REGULATION

    The Company, as a bank holding company, is subject to regulation under the BHC Act, and is registered with and subject to the supervision and examination of the Board of Governors. Pursuant to the BHC Act, the Company is required to obtain the prior approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5 percent of such bank.

    Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Board of Governors determines that the activity is so closely related to banking to be a proper incident to banking. The Board of Governors' approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

    The BHC Act and regulations of the Board of Governors also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

    The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which the Company and the Banks conduct business. For example, these include limitations on the ability of the Banks to pay dividends to the Company and the ability of the Company to pay dividends to the shareholders of the Company. It is the policy of the Board of Governors that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

    In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company, issue a guarantee, or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on a per affiliate basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

    A holding company and its banking subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions a bank may not condition an extension of credit on a customer obtaining other services provided by it, a holding company or any of its other bank affiliates, or on a promise by the customer not to obtain other services from a competitor.

    The Board of Governors has cease and desist powers to cover parent bank holding companies and non-banking subsidiaries where action of a parent bank holding company or its non-financial institution subsidiaries represent an unsafe or unsound practice or violation of law. The Board of Governors has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

REGULATION OF THE BANKS

    Banks are extensively regulated under both federal and state law. The Banks, as California state-chartered banks and members of the Federal Reserve System, are subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions (the "DFI") and the Federal Reserve Bank of San Francisco.

    The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC.

    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act ("CRA") activities, and loans to affiliates. Further, the Banks are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for BOC, CalWest, PCC, PSB and the Company on a consolidated basis as of December 31, 1999 follow:

                                        REQUIREMENT                                     ACTUAL
                                ----------------------------   --------------------------------------------------------
                                ADEQUATELY          WELL                                                   CONSOLIDATED
                                CAPITALIZED      CAPITALIZED     BOC      CALWEST      PSB        PCC        COMPANY
                                -----------      -----------   --------   --------   --------   --------   ------------
                                 (GREATER THAN OR EQUAL TO)
Total risk-based capital......     8.00%            10.00%      10.84%     14.82%     11.80%     11.36%        12.92%
Tier 1 risk-based capital
  ratio.......................     4.00%             6.00%       9.59%     13.58%     10.62%     10.21%        11.74%
Tier 1 leverage capital
  ratio.......................     4.00%             5.00%       7.06%      9.82%      6.30%      6.20%         7.52%

RECENT LEGISLATION

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and by various bank regulatory agencies. Most recently, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminates many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC, Office of the Comptroller of the Currency) among others, are currently drafting regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from these regulations, and the impact such change may have on the Company and Banks is impossible to predict.

    The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Board of Governors and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the system's advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the CRA, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

    The Company continues to evaluate the strategic opportunities presented by the broad powers granted to bank holding companies that elect to be treated as financial holding companies. In the event that the Company determines that access to the broader powers of a financial holding company is in the best interests of the Company, its shareholders and the Banks, the Company will file the appropriate election with the Board of Governors.

    The Banks and the Company intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and the Banks intend to develop appropriate policies and procedures to meet their responsibilities in connection with the privacy provisions of Title V of that Act.

AVAILABLE INFORMATION

    The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Therefore the Company files reports and other information with the Securities and Exchange Commission (the "Commission"). These reports and other information may be inspected and copied at the public reference facilities of the Commission located at 450 Fifth Street, N. W., Washington, D. C. 20549, at the Commission's regional offices at 7 World Trade Center, New York, New York 10048, and Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661, at prescribed rates. Information regarding the Commission can be obtained by calling 1-800-SEC-0330. Such reports and other information may also be accessed electronically at the Commission's home page on the Internet at http://www.sec.gov.

ITEM 2.  PROPERTIES

    The Company's principal office is located at One Maritime Plaza, Suite 825, San Francisco, California. In total, as of March 15, 2000, the Company had 41 properties consisting of 33 branch offices. Of the 41 locations, 12 are owned and 29 are leased and are summarized as follows.

    BOC had 6 leased properties consisting of 5 branch offices and 1 discontinued location.

                             LEASED BOC PROPERTIES

10101 Slater Avenue, Suite 137                    12070 Telegraph Road, Suite 101
Fountain Valley, California                       Santa Fe Springs, California

170 South Main Street, Suite 100 & 101            141 West Bastanchury Road
Orange, California                                Fullerton, California

8345 East Firestone Boulevard, Suite 102
Downey, California

                           DISCONTINUED BOC PROPERTY

    27230 La Paz Road, Suite A
    Mission Viejo, California

    CalWest had 2 leased properties, each a branch office.

                           LEASED CALWEST PROPERTIES

23550 Hawthorne Boulevard                         8345 Firestone Boulevard
Torrance, California                              Downey, California

    PCC had 33 properties consisting of 26 PSB branch offices, one operations center, one SBA loan office, four off-site ATMs and one discontinued location. Of the 33 locations, 12 are owned and 21 are leased.

                             LEASED PCC PROPERTIES

458 Main Street                                   24996 Blue Ravine Road, Suite 1
Newcastle, California                             Folsom, California

1224 A Broadway                                   5015 Foothills Boulevard, Suite 6B
Placerville, California                           Roseville, California

8595 Auburn-Folsom Road                           6801 5 Star Boulevard, Suite B
Granite Bay, California                           Rocklin, California

17446 Penn Valley Drive                           3919 Park Drive, Suite 110
Penn Valley, California                           El Dorado Hills, California

604 Main Street                                   10966 Combie Road * ^
Loyalton, California                              Auburn, California

10132 Alta Sierra Drive                           601 Newcastle Road * ^
Grass Valley, California                          Newcastle, California

625 5(th) Street                                  5000 Rocklin Road * ^
Lincoln, California                               Rocklin, California

11317 Deerfield Drive                             130 Vernon Street * ^
Truckee, California                               Roseville, California

4804 Granite Drive, #F2                           16800 Placer Hills Road
Rocklin, California                               Meadow Vista, California

3006 E Highway 49                                 326 Main Street
Cool, California                                  Downieville, California

24025 Racetrack Street
Foresthill, California

                              OWNED PCC PROPERTIES

649 Lincoln Way *                                 110 Harding Boulevard
Auburn, California                                Roseville, California

949 Lincoln Way                                   112 Harding Boulevard *
Auburn, California                                Roseville, California

76 Crescent Street                                11757 Sutton Way
Quincy, California                                Grass Valley, California

2995 Grass Valley Highway                         24 West Sierra
Auburn, California                                Portola, California

9407 Madison Avenue                               8475 North Lake Boulevard
Orangevale, California                            Kings Beach, California

3680 Taylor Road                                  7983 Greenback Lane *
Loomis, California                                Citrus Heights, California

                           DISCONTINUED PCC PROPERTY

    7983 Greenback Lane * ^
    Citrus Heights, California

------------------------

*   NON-BRANCH PROPERTY

^  ATM-ONLY LOCATION

    The Company believes that its properties are adequate for the business of the Company and the Banks as presently conducted. For additional information regarding properties of the Company and of the Banks, see Item 8. Financial Statements and Supplementary Data.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company and the Banks are party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's and/or the Banks' exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the occurrence of the loss is probable. In the opinion of management of the Company, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition of the Company. However, litigation is inherently uncertain and no assurance can be given that any litigation will not result in any loss which might be material to the Company and/or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999, except as follows: The California Fund, as the then-sole shareholder of the Company, approved the CCB Merger by action of the sole general partner of the California Fund at a meeting duly held on November 22, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKETPLACE DESIGNATION AND SALES PRICE INFORMATION

    There has been no trading in the Company Common Stock and, accordingly, there is no established public trading market for the Company Common Stock. The Company Common Stock is not listed on any exchange, nor is it listed with NASDAQ. Management of the Company is not aware that any brokers facilitate trades in the Company Common Stock. No assurance can be given that a trading market for the Company Common Stock will develop in the foreseeable future.

    The number of record holders of Company Common Stock as of March 15, 2000 was approximately 416.

DIVIDENDS

    The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the Delaware General Corporation Law (the "DGCL"). The DGCL provides that a corporation may declare and pay dividends out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year as long as the amount of capital of the corporation following the declaration and payment of the dividend is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. In addition, the DGCL generally provides that a corporation may redeem or repurchase its shares only if the capital of the corporation is not impaired and such redemption or repurchase would not impair the capital of the corporation. The Company's ability to pay dividends is also subject to certain other limitations. See Item 1. Business--Supervision and Regulation.

    The primary source of income of the Company on a stand alone basis, is the receipt of dividends from its wholly-owned subsidiaries. Various statutes and regulations limit the availability of dividends from the Banks. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank is unable to pay cash dividends due to insufficient retained earnings or net income for its last three fiscal years, cash dividends may be paid under certain circumstances with the prior approval of the DFI. Based on the retained earnings and net income and distributions made to shareholders for the three fiscal years ending December 31, 1999, the Banks must obtain prior approval from the DFI in order to pay dividends to the holding company. In addition, the Board of Governors also has authority to prohibit any of the Banks, as appropriate, from engaging in what, in the opinion of the Board of Governors, might constitute an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the Board of Governors could assert that payment of dividends or other payments might, under some circumstances, be considered an unsafe or unsound practice.

    In addition, the Term Loan requires that, so long as any obligations are outstanding thereunder, PCC will not permit its consolidated net worth to be less than the lesser of (a) the sum of $50,000,000 (excluding preferred securities) plus fifty percent (50%) of PCC's consolidated net income for each fiscal quarter ended on or after September 30, 1999, excluding the effect of any loss in any such fiscal quarter; or (b) $70,000,000. See Item 1. Business--Evolution of the Company--Placer Sierra Acquisition and Items 6, 7, 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure about Market Risk--Cash Liquidity and Note 10 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

    Holders of Company Common Stock are entitled to receive dividends declared by the Company's Board of Directors (the "Board") out of funds legally available therefor under the laws of the State of Delaware, subject to the rights of holders of any preferred stock of the Company that may be issued after the date hereof. The Company has not paid dividends on the Company Common Stock to date and has no plans to declare any such dividends for the foreseeable future. In addition, the Company must comply with the DGCL and banking regulations with respect to the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    None.

ITEMS 6, 7 AND 7A.  SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; AND QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

SELECTED FINANCIAL DATA

    The following tables and data set forth statistical information relating to the Company as of December 31, 1999, 1998 and 1997, and for each of the years in the two- year period ended December 31, 1999 and for the period from inception (September 11, 1997) to December 31, 1997. Such tables and data reflect the combination of the Company with PCC on December 13, 1999 and CFB on December 14, 1999, in transactions accounted for under the "as if" pooling-of-interests method of accounting. See Item 1. Business--Evolution of Company. The following summary financial data was derived from the audited Consolidated Financial Statements of the Company, which reflect the effect of the CCB Merger. This data should be read in conjunction with the audited Consolidated Financial Statements as of December 31, 1999, 1998 and 1997, and for each of the years in the two-year period ended December 31, 1999 and for the period from inception to December 31, 1997 and related notes included elsewhere herein. See Item 8. Financial Statements and Supplementary Data.

                                                              AS OF AND FOR   AS OF AND FOR   AS OF AND FOR
                                                                THE YEAR        THE YEAR       THE PERIOD
                                                                  ENDED           ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998            1997
                                                              -------------   -------------   -------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
SUMMARY OF CONSOLIDATED INCOME
Net interest income before provision for loan losses........   $    21,445     $    2,510       $    282
Provision for loan losses...................................           819            340             --
                                                               -----------     ----------       --------
Net interest income after provision for loan losses.........        20,626          2,170            282
Noninterest income..........................................         2,875            736             56
Noninterest expense.........................................        24,353          5,643            535
                                                               -----------     ----------       --------
Loss before income taxes and minority interests.............          (852)        (2,737)          (197)
Income tax (benefit) expense................................          (176)            15              2
Provision for minority interests in loss of subsidiaries and
  cost of minority interest.................................          (260)          (103)            10
                                                               -----------     ----------       --------
Net loss....................................................          (416)        (2,649)          (209)
                                                               ===========     ==========       ========
Income (loss), excluding goodwill and other intangible
  assets amortization, net of related taxes.................   $     1,607     $   (2,524)      $   (199)
                                                               ===========     ==========       ========
PER SHARE DATA
Weighted average shares outstanding
  Basic.....................................................     7,667,368      1,375,713        108,768
  Diluted...................................................     7,667,368      1,375,713        108,768
Net loss per share
  Basic.....................................................   $     (0.05)    $    (1.93)      $  (1.92)
  Diluted...................................................   $     (0.05)    $    (1.93)      $  (1.92)

SUMMARY OF CONSOLIDATED FINANCIAL POSITION
Total assets................................................   $   843,179     $  237,594         42,428
Loans, net..................................................       551,399         97,289         21,105
Real estate owned...........................................         5,001            372            564
Goodwill and other intangibles..............................        61,868         17,771          1,139
Deposits....................................................       712,762        192,563         35,659
Minority interest...........................................         3,500          4,094          2,200
Shareholders' equity........................................        95,834         34,742          4,401
Average assets..............................................       473,052         54,136          5,107
Average earning assets......................................       401,773         49,138          4,980
Average common equity.......................................        56,938          6,436            276

PER SHARE DATA
Common shares outstanding...................................    21,267,483      6,875,820        843,446
Book value per share........................................   $      4.51     $     5.05       $   5.22
Tangible book value per share...............................   $      1.60     $     2.47       $   3.87
Dividend payout ratio.......................................   $      0.00     $     0.00       $   0.00

SELECTED PERFORMANCE RATIOS
Return on average assets....................................         (0.09)%        (4.89)%        (4.09)%
Return on average common equity.............................         (0.73)%       (41.16)%       (75.72)%
Average common equity to average assets.....................         12.04%         11.89%          5.54%
Net yield on interest earning assets........................          5.34%          5.11%          5.66%
Efficiency ratio............................................         94.00%        181.33%        152.17%
Net interest income before provision for loan losses to
  average assets............................................          4.53%          4.64%          5.52%

SELECTED ASSET QUALITY RATIOS
Nonperforming assets to gross loans and OREO................          0.07%          2.23%          7.28%
Nonperforming assets to total assets........................          0.05%          0.94%          4.01%
Allowance for loan losses to gross loans....................          1.21%          2.00%          4.57%
Allowance for loan losses to nonperforming loans............      1,497.34%        106.95%         92.77%
Net charge-offs to average gross loans......................          0.05%          2.04%            --%

SELECTED CAPITAL RATIOS
Tier 1 Leverage Ratio.......................................          7.52%          9.45%         13.44%
Tier 1 Risk-Weighted Ratio..................................         11.74%         13.73%         12.16%
Total Risk Weighted Ratio...................................         12.92%         14.98%          7.09%

OVERVIEW

    The Company serves as the holding company for PCC (and its wholly-owned subsidiary, PSB), BOC and CalWest (formerly DNB). At December 31, 1999, the Company had total assets of approximately

$843.2 million. In the following discussion of the evolution of the Company, transactions that were effected by CFB prior to the CCB Merger are described as having been effected by the Company.

    The Company is the successor-in-interest to CFB, which was organized on September 11, 1997. In late 1999, the Company effected a series of mergers and share exchanges as a part of an overall reorganization of certain of the banking and bank holding company subsidiaries of the California Fund. In connection with this reorganization, on December 13, 1999, the Company issued 2.4605 shares of Company Common Stock to the California Fund in exchange for each of the outstanding shares of PCC Common Stock. As a result of the PCC Share Exchange, PCC became a wholly-owned subsidiary of the Company in a transaction accounted for under the "as-if" pooling-of-interests method of accounting. On
December 14, 1999 CFB was merged into the Company, with the Company remaining as the surviving corporation and becoming a wholly-owned subsidiary of the California Fund. In the CCB Merger, each share of CFB common stock outstanding immediately prior to the CCB Merger was converted into the right to receive
1.8296 shares of Company Common Stock. The CCB Merger is a combination accounted for under the "as-if" pooling-of-interests method of accounting. Upon completion of, and as a result of, the CCB Merger, the Company became the sole shareholder of BOC and CalWest and the majority shareholder of SFB and NBB.

    Also, following the CCB Merger:

    - In order to become the sole shareholder of SFB, on December 23, 1999 the Company effected the BOC/SFB Merger, with BOC as the surviving corporation. The Company issued Company Common Stock to the minority shareholders of SFB in exchange for all of the SFB Common Stock held by said shareholders. The Company's exchange of shares with the SFB minority shareholders was accounted for under the purchase method of accounting. The merger of SFB with and into BOC was accounted for under the "as-if" pooling-of-interests method of accounting.

    - In order to become the sole shareholder of NBB, on December 30, 1999 the Company effected the CalWest/NBB Merger, with CalWest as the surviving corporation. The Company issued Company Common Stock to the minority shareholders of NBB in exchange for all of the NBB Common Stock held by said shareholders. The Company's exchange of shares with the NBB minority shareholders was accounted for under the purchase method of accounting. The merger of NBB with and into CalWest was accounted for under the "as-if" pooling-of-interests method of accounting.

ACQUISITION HISTORY OF THE COMPANY

    On November 14, 1997 the Company purchased shares of newly-issued SFB Common Stock, which constituted 51.88% of the resulting issued and outstanding shares of SFB Common Stock. At that time, SFB had one banking office, located in Fullerton, California. The SFB Initial Investment was accounted for under the purchase method of accounting. Following consummation of the SFB Initial Investment, SFB was operated as a majority-owned subsidiary of the Company.

    On November 3, 1998 the Company purchased shares of NBB Common Stock in NBB's initial public offering, which constituted 64.91% of the shares issued by NBB in that offering. NBB commenced operations on November 3, 1998 at its banking office in Torrance, California. The NBB Investment was accounted for under the purchase method of accounting. Following consummation of the NBB Investment, NBB was operated as a majority-owned subsidiary of the Company.

    On November 25, 1998, through a statutory merger, the Company became the sole shareholder of Downey Bancorp, a California corporation and sole shareholder of DNB. Downey Bancorp was then merged with and into the Company, with the Company as the surviving corporation. The DB Acquisition was accounted for under the purchase method of accounting. Following consummation of the DB Acquisition, DNB was operated as a wholly-owned subsidiary of the Company.

    On December 31, 1998, through a statutory merger, the Company became the sole shareholder of BOC. The BOC Acquisition was accounted for under the purchase method of accounting. Following consummation of the BOC Acquisition, BOC was operated as a wholly-owned subsidiary of the Company.

    The Company was granted the SFB Option in connection with the SFB Initial Investment. On September 13, 1999 the Company exercised the SFB Option, resulting in the Company's ownership interest in SFB increasing to 54.69%.

    On August 11, 1999, PSB was acquired by PCC. PCC was organized for the purpose of facilitating the acquisition of PSB by the California Fund. Prior to the PSB Acquisition, PSB's charter was converted from that of a state-chartered savings and loan association to that of a state-chartered commercial bank and, in addition, PSB became a member of the Federal Reserve System. The PSB Acquisition was accounted for under the purchase method of accounting. Following consummation of the PSB Acquisition, PSB was operated as a wholly-owned subsidiary of PCC. On December 13, 1999, the Company issued 2.4605 shares of Company Common Stock to the California Fund in exchange for each of the outstanding shares of PCC Common Stock. Following the PCC Share Exchange, PCC is a wholly-owned subsidiary of the Company. The PCC Share Exchange was a transaction accounted for under the "as-if" pooling-of-interests method of accounting.

    On December 14, 1999 the Company effected the CCB Merger, the BOC/SFB Merger and the CalWest/NBB Merger.

    On February 29, 2000, the Company issued shares of Company Common Stock to the California Fund in exchange for all of the outstanding shares of stock in Sacramento Capital Co. ("SCC"), a bank holding company, and SCC was then merged with and into the Company (the "CCB/SCC Merger"). SCC was formed by the California Fund for the purpose of acquiring SCB, a single branch California state-chartered commercial bank. At December 31, 1999, SCB had total assets of $209.5 million. The acquisition of SCB by SCC was accounted for under the purchase method of accounting. The merger of SCC with and into the Company was accounted for under the "as-if" pooling-of-interests method of accounting. As a result of the CCB/SCC Merger, the Company's total assets reached over $1.0 billion.

    For information regarding capital activities of the Company, see Item 1. Business--General and -- Evolution of the Company and Notes 1 and 2 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

FINANCIAL OVERVIEW FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE
  PERIOD ENDED DECEMBER 31, 1997

    The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and the results of their operations since their respective acquisition dates as previously discussed. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company had a net loss of $416,000 for the year ended December 31, 1999 compared to a net loss of $2.6 million for the year ended December 31, 1998. Basic and diluted net loss per share were each ($0.05) in 1999 and ($1.93) per share in 1998. Excluding goodwill and other intangible assets amortization, net of related taxes, basic and diluted income per share for the year ended December 31, 1999 was $0.16 and $0.15, respectively, as compared to basic and diluted loss per share of ($1.84) for the year ended December 31, 1998. The Company's return on average assets was (0.1)% and return on average common equity was (0.7%) for the year ended December 31, 1999, as compared to (4.9)% and (41.2)%, respectively, for the year ended December 31, 1998. Return on average assets excluding goodwill and other intangible assets amortization, net of related taxes, was 0.3% and return on average common equity excluding goodwill and other intangible assets amortization, net of related taxes, was 2.1% for the year ended December 31, 1999, as compared to (4.7)% and (39.2)%, respectively, for the year ended December 31, 1998.

    The Company had a net loss of $2.6 million for the year ended December 31, 1998 compared to a net loss of $209,000 for the period ended December 31, 1997. Basic and diluted net loss per share were each ($1.93) in 1998 and ($1.92) per share in 1997. Excluding goodwill and other intangible assets amortization, net of related taxes, basic and diluted loss per share for the year ended
December 31, 1998 was ($1.84) as compared to basic and diluted loss per share of ($1.83) for the period ended December 31, 1997. The Company's return on average assets was (4.9)% and return on average common equity was (41.2)% for the year ended December 31, 1998, as compared to (4.1)% and (75.7)%, respectively, for the period ended December 31, 1997. Return on average assets excluding goodwill and other intangible assets amortization, net of related taxes, was (4.7)% and return on average common equity excluding goodwill and other intangible assets amortization, net of related taxes, was (39.2)% for the year ended December 31, 1998, as compared to (3.9)% and (72.1)%, respectively, for the period ended December 31, 1997.

    Due to the acquisition activity of the Company during 1999 and 1998, the Company incurred certain acquisition related costs, including costs associated with analysis, negotiation and performance of due diligence activities on potential targets which did not result in closed transactions. Those costs were one-time in nature and are not expected to be a part of the Company's ongoing operating results. Additionally, many of the acquisitions executed by the Company were consummated using the purchase method of accounting, and, as a result, expenses include amortization of intangible assets (such as core deposit intangibles and goodwill) which are also non-operating expense. As the following table indicates, excluding the effect of those non-operating expenses, the financial results of the Company have improved for the year ended December 31, 1999 when compared to the year ended
December 31, 1998 and the period ended December 31, 1997.

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                     SHARE INFORMATION)
Net income
  Net income................................................  $   (416)    $(2,649)    $  (209)
    ADJUSTMENTS TO NET INCOME:
    Real estate-related (income) expense....................      (121)       (203)          7
    Non-capitalized acquisition activity expenses...........       586         925         148
    Core deposit intangible amortization....................     1,008          --          --
    Goodwill amortization...................................     1,017         125          10
    Income taxes related to adjustments.....................      (611)       (300)        (64)
                                                              --------     -------     -------
    Operating income (loss).................................  $  1,463     $(2,102)    $  (108)
                                                              ========     =======     =======
  Revenues
    Net interest income, before provision for loan losses...  $ 21,445     $ 2,510     $   282
    Noninterest income......................................     2,875         736          56
    ADJUSTMENT TO REVENUE:
    Real estate-related (income) expense....................      (121)       (203)          7
                                                              --------     -------     -------
    Net operating revenues..................................  $ 24,199     $ 3,043     $   345
                                                              ========     =======     =======
  Noninterest expenses:
    Noninterest expense.....................................  $ 24,353     $ 5,643     $   535
    ADJUSTMENTS TO NONINTEREST EXPENSES:
    Non-capitalized acquisition activity expense............      (586)       (925)       (148)
    Core deposit intangible amortization....................    (1,008)         --          --
    Goodwill amortization...................................    (1,017)       (125)        (10)
                                                              --------     -------     -------
    Operating noninterest expense...........................  $ 21,742     $ 4,593     $   377
                                                              ========     =======     =======
  Per share information:
    Number of shares (weighted average).....................   7,667.4     1,375.7       108.8
    Diluted weighted average shares.........................   7,667.4     1,375.7       108.8
    Diluted weighted average shares used for operating net
      income (loss) per share...............................   7,795.9     1,375.7       108.8
    Basic net loss per share................................  $  (0.05)    $ (1.93)    $ (1.92)
    Diluted net loss per share..............................  $  (0.05)    $ (1.93)    $ (1.92)
    Operating basic net income (loss) per share.............  $   0.19     $ (1.53)    $ (3.27)
    Operating diluted net income (loss) per share...........  $   0.19     $ (1.53)    $ (3.27)
  Profitability measures:
    Return on average assets................................     (0.09)%     (4.89)%     (4.09)%
    Return on average common equity.........................     (0.73)%    (41.16)%    (75.72)%
    Return on equity........................................     (0.43)%     (7.62)%     (4.75)%
    Efficiency ratio........................................     94.00%     181.33%     152.17%
    Operating profitability measures
      Return on average tangible assets.....................      0.33%      (4.28)%     (2.18)%
      Return on average common equity.......................      2.57%     (32.65)%    (39.25)%
      Return on equity......................................      1.53%      (6.05)%     (2.46)%
      Efficiency ratio......................................     89.85%     150.94%     109.28%

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

1999 VS. 1998

    The Company's net interest income for the year ended December 31, 1999 increased $18.9 million, or 745.4%, when compared to the same period of 1998. This increase was due to an increase of $29.0 million in interest income, which was offset by an increase in interest expense of $10.1 million. Total interest income and interest expense increased primarily due to the acquisitions in late 1998 of BOC and CalWest, a full year of operations for NBB (which, as previously discussed, was merged with and into CalWest), and the acquisition in August of 1999 of PSB. As a result of these acquisitions, average outstanding interest-earning assets increased to $401.8 million for the year ended December 31, 1999 as compared to $49.1 million during the same period of 1998.

    The overall yield on interest-earning assets rose to 8.17% in 1999 from 7.77% in 1998. The increase in the Company's overall yield on its interest-earning assets resulted principally from the increase in the percentage of interest-earning assets represented by loans during 1999 as compared to 1998. Average loans outstanding increased to 66.7% of average total interest-earning assets in 1999 as compared to 53.5% during 1998. During the year ended
December 31, 1999 the Company experienced an overall downward trend in yields on its earning assets. This principally reflected the acquisition of the loan portfolio of PSB, which included a higher percentage of lower yielding single-family mortgages than is typically found in a commercial bank. Additionally, competition for loans drove down average yields on the Company's commercial loan portfolio, results of which were only slightly offset by actions of the Board of Governors to raise rates during the latter half of 1999.

    The cost of average interest-bearing liabilities decreased to 3.82% in 1999 from 4.00% in 1998. The ratio of average total interest-bearing deposits to total deposits increased during 1999 to 72.8% from 69.3% during 1998. Average rates paid on deposit balances remained materially unchanged in 1999 compared to 1998. However, average outstanding certificates of deposits as a percentage of average outstanding total interest-bearing deposits declined to 50.5% in 1999 from 55.9% in 1998 and lower-cost passbook savings accounts increased to 16.0% of average total interest-bearing deposits during 1999 from 3.0% in 1998.

    As a result of the above factors, the net yield on earning assets increased to 5.34% in 1999 from 5.11% in 1998.

1998 VS. 1997

    The Company's net interest income increased $2.2 million, or 790.1%, in 1998 due to an increase of $3.4 million in interest income partially offset by an increase in interest expense of $1.2 million. Interest income and interest expense increased primarily due to a full year of operations of SFB in 1998 versus two months in 1997 and the results of operations from acquired institutions at the end of 1998. Lower yields on earning assets partially offset increased interest income due to the higher volume of earning assets while the cost of interest bearing liabilities remained approximately constant. The yield on interest-earning assets declined to 7.77% in 1998 from 8.61% in 1997, due primarily to decreases in the prime rate in the latter half of 1998, and the cost of average interest-bearing liabilities decreased to 4.00% in 1998 from 4.08% in 1997. As a result of those factors, the net yield on earning assets declined to 5.11% in 1998 from 5.66% in 1997.

    The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense from average interest-bearing liabilities and the resultant cost expressed in both dollars and rates. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned.

                                                       YEAR ENDED                         YEAR ENDED
                                                   DECEMBER 31, 1999                  DECEMBER 31, 1998
                                            --------------------------------   --------------------------------
                                                        INTEREST    AVERAGE                INTEREST    AVERAGE
                                            AVERAGE      INCOME      YIELD     AVERAGE      INCOME      YIELD
                                            BALANCE    OR EXPENSE   OR COST    BALANCE    OR EXPENSE   OR COST
                                            --------   ----------   --------   --------   ----------   --------
                                                 (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
Loans(1)..................................  $267,896    $25,004       9.33%    $26,275      $2,523       9.60%
Investment securities(2)..................    87,884      5,515       6.28       4,700         277       5.89
Federal funds sold and securities
  purchased under agreement to resell.....    39,659      1,972       4.97      10,569         573       5.42
Other earning assets......................     6,334        322       5.08       7,594         447       5.89
                                            --------    -------       ----     -------      ------      -----
    Total interest-earning assets.........   401,773     32,813       8.17      49,138       3,820       7.77
Non-earning assets:
Cash and demand deposits with banks.......    23,400                             3,101
Other assets..............................    47,879                             1,897
                                            --------                           -------
    Total assets..........................  $473,052                           $54,136
                                            ========                           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand.................  $ 38,071        488       1.28     $ 3,772          47       1.25
  Money market............................    58,712      1,815       3.09       9,512         285       3.00
  Savings.................................    46,668      1,082       2.32         977          24       2.46
  Time....................................   147,410      7,490       5.08      18,134         913       5.03
                                            --------    -------       ----     -------      ------      -----
    Total interest-bearing deposits.......   290,861     10,875       3.74      32,395       1,269       3.92
Short-term borrowing......................        --         --         --         374          41      10.96
Long-term debt............................     6,715        493       7.34          --          --         --
                                            --------    -------       ----     -------      ------      -----
    Total interest-bearing liabilities....   297,576     11,368       3.82      32,769       1,310       4.00
Noninterest-bearing liabilities:
  Demand deposits.........................   108,977                            14,333
  Other liabilities.......................     9,561                               598
                                            --------                           -------
    Total liabilities.....................   416,114                            47,700
Stockholders' equity......................    56,938                             6,436
                                            --------                           -------
Total liabilities and stockholders'
  equity..................................  $473,052                           $54,136
                                            ========                           =======
Net interest income.......................              $21,445                             $2,510
                                                        =======                             ======
Net yield on interest-earning assets......                            5.34%                              5.11%
                                                                      ====                              =====

                                                      PERIOD ENDED
                                                   DECEMBER 31, 1997
                                            --------------------------------
                                                        INTEREST    AVERAGE
                                            AVERAGE      INCOME      YIELD
                                            BALANCE    OR EXPENSE   OR COST
                                            --------   ----------   --------
                                                 (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
Loans(1)..................................   $2,832       $311       10.98%
Investment securities(2)..................      501         28        5.59
Federal funds sold and securities
  purchased under agreement to resell.....      738         42        5.69
Other earning assets......................      909         48        5.28
                                             ------       ----       -----
    Total interest-earning assets.........    4,980        429        8.61
Non-earning assets:
Cash and demand deposits with banks.......      268
Other assets..............................     (141)
                                             ------
    Total assets..........................   $5,107
                                             ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand.................   $  419          7        1.67
  Money market............................      914         35        3.83
  Savings.................................       84          2        2.38
  Time....................................    2,188        103        4.71
                                             ------       ----       -----
    Total interest-bearing deposits.......    3,605        147        4.08
Short-term borrowing......................        2         --          --
Long-term debt............................       --         --          --
                                             ------       ----       -----
    Total interest-bearing liabilities....    3,607        147        4.08
Noninterest-bearing liabilities:
  Demand deposits.........................    1,201
  Other liabilities.......................       23
                                             ------
    Total liabilities.....................    4,831
Stockholders' equity......................      276
                                             ------
Total liabilities and stockholders'
  equity..................................   $5,107
                                             ======
Net interest income.......................                $282
                                                          ====
Net yield on interest-earning assets......                            5.66%
                                                                     =====

------------------------------

(1) Loan fees of $1.0 million, $74,000 and $71,000 are included in the computations for 1999, 1998 and 1997, respectively.

(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.

    The following table sets forth changes in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates. Nonaccrual loans are included in total loans outstanding while nonaccrued interest thereon is excluded from the computation of yields earned.

                                                 YEAR ENDED DECEMBER 31, 1999
                                           COMPARED TO YEAR ENDED DECEMBER 31, 1998
                                          -------------------------------------------
                                          NET CHANGE     RATE      VOLUME      MIX
                                          ----------   --------   --------   --------
                                                        (IN THOUSANDS)
Interest Income:
Loans...................................   $22,481      $ (71)    $23,202    $  (650)
Investment securities...................     5,238         18       4,902        318
Federal funds sold......................     1,399        (47)      1,577       (131)
Other earning assets....................      (125)       (61)        (74)        10
                                           -------      -----     -------    -------
    Total interest income...............    28,993       (161)     29,607       (453)
                                           -------      -----     -------    -------
Interest Expense:
Interest-bearing demand.................       441          1         428         12
Money market............................     1,530         10       1,471         49
Savings.................................     1,058         (1)      1,122        (63)
Time....................................     6,577          8       6,509         60
Short-term borrowing....................       (41)       (41)        (41)        41
Long-term debt..........................       493         --          --        493
                                           -------      -----     -------    -------
    Total interest expense..............    10,058        (23)      9,489        592
                                           -------      -----     -------    -------
Net interest income.....................   $18,935      $(138)    $20,118    $(1,045)
                                           =======      =====     =======    =======

                                                      YEAR ENDED DECEMBER 31, 1998
                                               COMPARED TO PERIOD ENDED DECEMBER 31, 1997
                                          ----------------------------------------------------
                                          NET CHANGE        RATE         VOLUME         MIX
                                          ----------      --------      --------      --------
                                                             (IN THOUSANDS)
Interest Income:
Loans...................................    $2,212          $(39)        $2,574        $(323)
Investment securities...................       249             2            234           13
Federal funds sold......................       531            (2)           559          (26)
Other earning assets....................       399             6            353           40
                                            ------          ----         ------        -----
    Total interest income...............     3,391           (33)         3,720         (296)
                                            ------          ----         ------        -----
Interest Expense:
Interest-bearing demand.................        40            (2)            56          (14)
Money market............................       250            (8)           329          (71)
Savings.................................        22            --             21            1
Time....................................       810             7            751           52
Short-term borrowing....................        41            --              0           41
                                            ------          ----         ------        -----
    Total interest expense..............     1,163            (3)         1,157            9
                                            ------          ----         ------        -----
Net interest income.....................    $2,228          $(30)        $2,563        $(305)
                                            ======          ====         ======        =====

NONINTEREST INCOME

1999 VS. 1998

    Noninterest income increased by $2.1 million, or 290.6%, to $2.9 million in 1999 from $736,000 in 1998. The increase was primarily due to activity resulting from the acquisitions of BOC and CalWest in late 1998 and the impact of the acquisition of PSB during August of 1999. Noninterest income for 1999 also includes the impact of a loss on the sale of investment securities during the period totaling $626,000. In connection with the CCB Merger, the PSB Acquisition, the BOC/SFB Merger and the CalWest/NBB Merger, the Company determined that certain available for sale securities and certain held to maturity securities were not in accordance with the Company's defined interest rate risk and credit risk policies. Accordingly, the Company transferred
$43.7 million of held to maturity securities to available for sale and recorded an unrealized loss of $207,000. The Company subsequently sold $3.5 million of these transferred securities and realized a loss of $16,000. In addition, the Company sold other held to maturity securities, which had a carrying value of $9.6 million, at amortized cost, which resulted in a realized loss of $361,000.

1998 VS. 1997

    Noninterest income increased by $680,000, or 1,214.3%, to $736,000 in 1998 from $56,000 in 1997. Included in noninterest income for 1998 is a one-time recovery from the California Department of Transportation related to a prior location of SFB totaling $369,000. The balance of the increase was primarily due to income from an entire year of operations in 1998 for SFB versus two months in 1997 and results of operations from acquisitions completed at the end of 1998.

    The following table presents for the periods indicated the major categories of noninterest income:

                                                               YEARS (PERIOD) ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Service charges and fees................................   $1,716      $ 98       $ 7
Net real estate owned income (expense)..................      121       203        (7)
Other income............................................    1,038       435        56
                                                           ------      ----       ---
    Total...............................................   $2,875      $736       $56
                                                           ======      ====       ===

NONINTEREST EXPENSE

    Noninterest expenses are the costs, other than interest expense, associated with providing banking and financial services to customers and conducting the affairs of the Company. Also included are the costs associated with problem assets, which include nonperforming and restructured loans.

1999 VS. 1998

    Noninterest expense increased $18.7 million, or 331.6%, to $24.3 million in 1999 from $5.6 million in 1998. The increase was primarily due to activity resulting from the acquisitions of BOC and CalWest in late 1998 and the impact of the acquisition of PSB during August of 1999. Also included in this increase is the amortization of intangible assets totaling $2.0 million in 1999 compared to $125,000 in 1998. The Company's efficiency ratio (defined as noninterest expense, before the amortization of intangible assets, net of related taxes, to total revenue before income or losses related to other real estate owned less interest expense) was 94.0% for the year ended December 31, 1999, a decrease of 87.3%, from 181.3%% for 1998. Costs in 1999 continued to reflect expenditures related to the Year 2000 issue, as well as costs associated with data conversion activity associated with the BOC/SFB Merger and the CalWest/NBB Merger. Noninterest expense for 1999 also includes $403,000 in costs associated with the CCB Merger, BOC/SFB Merger and CalWest/NBB Merger which were recognized as operating expenses during the period.

Noninterest expense for 1999 also does not reflect the full benefit of earnings and cost savings anticipated from the CCB Merger, the BOC/SFB Merger, and the CalWest/NBB Merger. No assurance can be given that such anticipated cost savings will be realized.

1998 VS. 1997

    Noninterest expense increased $5.1 million, or 954.8%, to $5.6 million in 1998 from $535,000 in 1997. The increase in expense is largely attributable to the cost of operations for an entire year versus two months for SFB. Also included in this increase is the amortization of intangible assets, which for 1998 was $125,000 compared to $10,000 in 1997. The Company's efficiency ratio was 181.3% for the year ended December 31, 1998, an increase of 29.1%, from 152.2% for 1997, primarily attributable to the cost of the 1998 acquisitions recognized in 1998 without the benefit of a full year's earnings.

    The following table presents for the periods indicated the major categories of noninterest expense:

                                                           YEARS (PERIOD) ENDED
                                                               DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Salaries and employee benefits......................  $10,659     $2,018      $197
Occupancy and equipment.............................    3,264        489        39
Professional fees...................................    1,709      1,184       199
Data and item processing............................    1,996        246         8
Communications......................................      918        131        14
Business development and promotions.................      838        136         7
Year 2000...........................................      174        227        --
Amortization of intangibles.........................    2,026        125        10
Pre-opening costs...................................       --        605        --
Other...............................................    2,769        482        61
                                                      -------     ------      ----
    Total...........................................  $24,353     $5,643      $535
                                                      =======     ======      ====

PROVISION FOR INCOME TAXES

    The Company recorded a tax benefit of $176,000 in 1999, and provisions of $15,000 in 1998 and $2,000 in 1997. The effective tax rates were (18.7)%, 0.6%
and 0.0% for 1999, 1998 and 1997, respectively, as compared to the expected tax rate of (34)%. The difference from the expected rate in 1999 is largely due to the reversal of valuation allowances and the utilization of net operating loss carryforwards, portions of which were applied to goodwill, as well as non-deductible intangible asset amortization, all of which had the effect of increasing the effective tax rate.

FINANCIAL CONDITION

    Total assets of the Company at December 31, 1999 were $843.2 million compared to total assets of $237.6 million at December 31, 1998. Total earning assets of the Company at December 31, 1999 totaled $708.6 million compared to $198.4 million at December 31, 1998. The increase experienced year over year in total assets and total earning assets is primarily attributable to the acquisitions completed during 1998 and 1999. Total deposits at December 31, 1999 and 1998 were $712.8 million compared to $192.6 million, respectively, and the increase is again attributable primarily to the Company's acquisitions during 1998 and 1999.

LOANS

    Total gross loans of the Company at December 31, 1999 were $559.8 million, compared to $99.5 million at December 31, 1998, an increase of $460.3 million, or 462.6%. At December 31, 1999 the four largest lending categories were (i) residential real estate loans; (ii) commercial real estate loans; (iii) construction loans and (iv) commercial loans. At
December 31, 1999, those categories accounted for $207.1 million, $185.8 million, $63.2 million, and $59.8 million, or approximately 37.0%, 33.2%, 11.3%, and 10.7%, respectively, of total gross loans.

    Growth in the lending portfolio between year ends was principally due to the acquisition of PSB during 1999. Due to PSB's previous thrift charter, which required that a predominance of the institution's assets be invested in real estate secured loans, the Company's loan portfolio reflects a substantially higher real estate-related focus than would normally be found in a commercial bank.

    Total loans of the Company at December 31, 1998 were $99.5 million compared to $22.2 million at December 31, 1997. At December 31, 1998, the four largest lending categories were: (i) commercial real estate loans, (ii) commercial loans, (iii) loans to individuals and (iv) SBA loans. At December 31, 1998, those categories accounted for $47.5 million, $34.5 million, $14.0 million and $3.4 million, or approximately 47.7%, 34.7%, 14.1% and 3.5% of total gross loans, respectively. The following table sets forth the amount of loans outstanding for the Company at the end of each of the years (period) indicated, according to type of loan. The Company has no foreign loans or energy-related loans as of the dates indicated.

                                                           DECEMBER 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Residential real estate loans...................  $207,118   $    --    $    --
Commercial real estate loans....................   185,750    47,502      6,131
Construction loans..............................    63,154        --         --
Commercial......................................    59,810    34,503      9,243
Consumer loans..................................    17,393    14,027      5,852
SBA loans.......................................     6,482     3,433        930
Other loans.....................................    20,077        26         17
                                                  --------   -------    -------
Gross loans.....................................   559,784    99,491     22,173
Less: allowance for loan losses.................    (6,750)   (1,986)    (1,013)
Deferred loan fees..............................    (1,635)     (216)       (55)
                                                  --------   -------    -------
Net loans.......................................  $551,399   $97,289    $21,105
                                                  ========   =======    =======

    The following table shows the amounts of some categories of loans outstanding as of December 31, 1999, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less.

                                                           DECEMBER 31, 1999
                                                        ------------------------
                                                        COMMERCIAL   REAL ESTATE
                                                        ----------   -----------
                                                             (IN THOUSANDS)
Aggregate maturities of loans which are due:
Within one year.......................................   $21,212       $ 37,045
After one year but within five years:
  Interest rates are floating or adjustable...........     8,825         26,317
  Interest rates are fixed or predetermined...........     8,286         22,903
After five years:
  Interest rates are floating or adjustable...........    13,337        141,339
  Interest rates are fixed or predetermined...........     8,150        228,418
                                                         -------       --------
    Total.............................................   $59,810       $456,022
                                                         =======       ========

    As of December 31, 1999, in management's judgment, a concentration of loans existed in real estate-related loans, and to a lesser extent, in commercial loans. At that date, real estate-related loans and commercial loans comprised 81.5% and 10.7% of total loans, respectively.

    As of December 31, 1998, in management's judgment, a concentration of loans existed in commercial loans and real estate-related loans. At that date, approximately 82.4% of the Company's loans were real estate-related and commercial loans, representing 47.7% and 34.7% of total loans, respectively.

    Although management believes such concentrations to have no more than the normal risk of collectibility of loans, a substantial decline in the performance of the economy in general or a decline in real estate values in the Banks' primary market areas in particular could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

NONPERFORMING ASSETS

    Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become
90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured and other real estate owned:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans, not restructured...................    $413      $1,654     $  415
Accruing loans past due 90 days or more..............      --          --         14
Restructured loans...................................      --         203        663
                                                         ----      ------     ------
    Total nonperforming loans ("NPLs")...............     413       1,857      1,092
Other real estate owned ("OREO").....................      --         372        564
                                                         ----      ------     ------
    Total nonperforming assets ("NPAs")..............    $413      $2,229     $1,656
                                                         ====      ======     ======
Selected ratios:
  NPLs to total loans................................    0.07%       1.87%      4.92%
  NPAs to total loans and OREO.......................    0.07        2.23       7.28
  NPAs to total assets...............................    0.05        0.94       4.01

    IMPAIRED LOANS. "Impaired loans" are commercial, commercial real-estate, other real-estate related and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category "nonaccrual loans", although the two categories overlap. Nonaccrual loans include impaired loans, which are not reviewed on a collective basis for impairment, and are those loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Accrual of interest may be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. In determining whether or not a loan is impaired, the Company applies its normal loan review procedures on a case-by-case basis taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower's prior payment record, the amount of the shortfall in relation to the principal and interest owed and the length of the delay. The Company measures impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent, less estimated selling costs. Loans for which an insignificant shortfall in amount of payments is anticipated, but the Company expects to collect all amounts due, are not considered impaired.

    Loans aggregating $365,000 and $825,000 at December 31, 1999 and 1998, respectively, have been designated as impaired. The total allowance for loan losses related to these loans was $215,000 and $109,000 at December 31, 1999 and 1998, respectively. At December 31, 1997, loans aggregating $415,000 were designated as impaired and the total allowance for loan losses related to these loans was $85,000. The average balance of impaired loans during 1999, 1998 and 1997 was $774,000, $812,000 and $415,000, respectively.

    The amount of interest income that the Company would have recorded on nonaccrual and impaired loans had the loans been current, totaled $8,000 and $162,000 for the years ended December 31, 1999 and 1998, respectively, and $193,000 for the period ended December 31, 1997. No accrued but unpaid interest income on such loans was in fact included in the Company's net income for the years ended December 31, 1999 and 1998 and the period ended December 31, 1997. Interest income for 1999, 1998 and 1997 includes interest related to loans identified as impaired at the end of each reporting period of $38,000, $126,000 and $3,000, respectively.

    At December 31, 1999, the Company had no OREO properties. At December 31, 1998, the Company had OREO properties with an aggregate carrying value of $372,000. During 1998, properties with a total carrying value of $306,000 were added to OREO as a result of foreclosures, properties with a total carrying value of $467,000 were sold and properties were written down by approximately $31,000. At December 31, 1997, the Company had OREO properties with an aggregate carrying value of $564,000. During the period ended December 31, 1997, properties with a total carrying value of $601,000 were added to OREO as a result of the acquisition of SFB and properties with a total carrying value of $37,000 were sold. All of the OREO properties are recorded by the Company at amounts which are equal to or less than the fair market value based on current independent appraisals reduced by estimated selling costs.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level that management believes will be adequate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current and anticipated economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

    The allowance for loan losses was $6.8 million, or 1.21%, of gross loans at December 31, 1999, compared to $2.0 million, or 2.0%, of gross loans at December 31, 1998, and $1.0 million, or 4.6% of gross loans at December 31, 1997. The increase in the allowance for loan losses year over year is primarily due to the amounts acquired during the years through the Company's acquisitions, $4.1 million in 1999 and $1.2 million in 1998. The decrease in the percentage of the allowance for loan losses to gross loans from 1997 to 1999 is based on an improvement in the key credit quality indicators resulting primarily from the effect of the PSB Acquisition. Net charge-offs as a percentage of average loans improved from 2.04% to 0.05% from 1998 to 1999 and the allowance for loan losses as a percentage of nonperforming loans increased from 107% to nearly 1,500% from 1998 to 1999. The provision for loan losses for the year ended December 31, 1999 and 1998 was $819,000 and $340,000, respectively, and no provision was recorded for the period ended December 31, 1997.

    The table below summarizes average loans outstanding, gross loans, nonperforming loans and changes in the allowance for loan losses arising from loan losses and additions to the allowance from provisions charged to operating expense:

                                                               YEARS (PERIOD) ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Average gross loans outstanding.............................   $267,896      $26,275      $ 2,832
Gross loans.................................................    559,784       99,491       22,173
Nonperforming loans.........................................        413        1,857        1,092
  Allowance for loan losses:
    Balance at beginning of period..........................      1,986        1,013           --
    Balance acquired during period..........................      4,087        1,168        1,013
    Loans charged off during period
      Commercial............................................        165            2           --
      Real estate-related...................................         23          623           --
      Installment...........................................         95           57           --
                                                               --------      -------      -------
        Total...............................................        283          682           --
                                                               --------      -------      -------
    Recoveries during period
      Commercial............................................         87           14           --
      Real estate-related...................................         22           75           --
      Installment...........................................         32           58           --
                                                               --------      -------      -------
        Total...............................................        141          147           --
                                                               --------      -------      -------
      Net loans charged off during period...................        143          535           --
      Provision for loan losses.............................        819          340           --
                                                               --------      -------      -------
        Balance at end of period............................   $  6,750      $ 1,986      $ 1,013
                                                               ========      =======      =======
Selected ratios:
  Net charge-offs to average gross loans....................       0.05%        2.04%          --%
  Provision for loan losses to average loans................       0.31         1.29           --
Allowance at end of period to gross loans outstanding at end
  of period.................................................       1.21         2.00         4.57
Allowance as percentage of nonperforming loans..............   1,497.34       106.95        92.77

    In allocating the Company's allowance for loan losses, management has considered the credit risk in the various loan categories in its portfolio. As such, the allocations of the allowance for loan losses are based upon the average aggregate historical net loan losses experienced in each of the Banks. While every effort has been made to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for loan losses into loan categories lends an appearance of exactness that does not exist. The following table indicates management's allocation of the allowance as of each of the following dates, in thousands:

                                                               DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Commercial, financial and agricultural..............   $2,456     $  945     $  455
Real estate-related.................................    1,210        720        279
Consumer............................................      394        269        197
Unallocated.........................................    2,690         52         82
                                                       ------     ------     ------
Total...............................................   $6,750     $1,986     $1,013
                                                       ======     ======     ======

    The following table indicates the percent of loans in each category expressed as a percentage of total gross loans as of each of the following dates:

                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Commercial, financial and agricultural.................    11.7%      38.1%      45.9%
Real estate-related....................................    81.5       47.7       27.7
Consumer...............................................     6.8       14.2       26.4
Unallocated............................................      --         --         --
                                                          -----      -----      -----
Total..................................................   100.0%     100.0%     100.0%
                                                          =====      =====      =====

INVESTMENTS

    Total investments at December 31, 1999 totaled $155.7 million, compared to $98.8 million at December 31, 1998, and $11.3 million at December 31, 1997. The increases experienced year over year are a result of the acquisitions completed in 1999 and 1998. At December 31, 1999, the Company's investments included overnight Federal funds sold of $20.8 million, interest-bearing deposits with other banks of $2.6 million, investment securities of $128.2 million and Federal Reserve Bank ("FRB") stock and Federal Home Loan Bank stock of $4.1 million. At December 31, 1998, the investments of the Company included overnight Federal funds sold and securities purchased under agreements to resell investments of $63.7 million, interest-bearing deposits with other banks of $4.5 million, investment securities of $30.2 million and FRB stock of $452,000. The Company's portfolio of investment securities during 1999 and 1998 primarily consisted of U.S. treasury and agency securities, corporate bonds and municipal securities. At December 31, 1999 and 1998, the carrying value of the Company's investment securities classified as available for sale was $57.7 million and $21.7 million, respectively, and the carrying value of the Company's investment securities held to maturity totaled $70.6 million and $8.5 million, respectively. The Company does not hold any investment securities in a trading account.

    The amortized cost and estimated market value of the Company's portfolio of investment securities at December 31, 1999 and December 31, 1998 were as follows:

                                                                     DECEMBER 31, 1999
                                                      ------------------------------------------------
                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Investment securities available for sale:
  U.S. and state governments and agencies...........  $ 55,495        $--        $ (519)     $ 54,976
  Corporate bonds...................................        --         --            --            --
  Municipal obligations.............................       485          5            --           490
  Mortgage-backed securities........................     2,238         --           (48)        2,190
                                                      --------        ---        ------      --------
    Total available for sale........................    58,218          5          (567)       57,656
Investment securities held to maturity:
  U.S. and state governments and agencies...........  $  2,495        $--        $   (7)     $  2,488
  Corporate bonds...................................       416         --           (30)          386
  Municipal obligations.............................    12,069         --          (327)       11,742
  Mortgage-backed securities........................    55,612          7          (895)       54,724
                                                      --------        ---        ------      --------
    Total held to maturity..........................    70,592          7        (1,259)       69,340
                                                      --------        ---        ------      --------
    Total...........................................  $128,810        $12        $(1,826)    $126,996
                                                      ========        ===        ======      ========

                                                                   DECEMBER 31, 1998
                                                    ------------------------------------------------
                                                                  GROSS        GROSS
                                                    AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                      COST        GAINS        LOSSES       VALUE
                                                    ---------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Investment securities available for sale:
  U.S. and state governments and agencies.........   $20,375        $35      $      --     $20,410
  Municipal obligations...........................       487         --             --         487
  Corporate bonds.................................       780          1             --         781
                                                     -------        ---      ---------     -------
    Total available for sale......................    21,642         36             --      21,678
Investment securities held to maturity:
  U.S. and state governments and agencies.........     4,241         10             --       4,251
  Municipal obligations...........................     1,630         --             --       1,630
  Corporate bonds.................................     2,640         --             --       2,640
                                                     -------        ---      ---------     -------
    Total held to maturity........................     8,511         10             --       8,521
                                                     -------        ---      ---------     -------
    Total.........................................   $30,153        $46      $      --     $30,199
                                                     =======        ===      =========     =======

    The following tables show the maturities of investment securities at December 31, 1999, and the weighted average yields of such securities:

                                                                       DECEMBER 31, 1999
                                 ----------------------------------------------------------------------------------------------
                                                            AFTER ONE YEAR          AFTER FIVE YEARS
                                                            BUT WITHIN FIVE          BUT WITHIN TEN
                                   WITHIN ONE YEAR               YEARS                    YEARS               AFTER TEN YEARS
                                 -------------------      -------------------      -------------------      -------------------
                                  AMOUNT     YIELD         AMOUNT     YIELD         AMOUNT     YIELD         AMOUNT     YIELD
                                 --------   --------      --------   --------      --------   --------      --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. treasuries..............  $10,938      5.13%       $ 2,975      4.73%       $    --      0.00%       $    --      0.00%
  U.S. and state governments
    and agencies...............      593      5.68         40,470      6.18             --      0.00             --      0.00
  Municipal obligations........       --      0.00            490      6.59             --      0.00             --      0.00
  Mortgage backed securities...    1,027      5.62          1,163      5.82             --      0.00             --      0.00
  Corporate bonds..............       --      0.00             --      0.00             --      0.00             --      0.00
                                 -------      ----        -------      ----        -------      ----        -------      ----
  Total available for sale.....  $12,558      5.19%       $45,098      6.08%       $    --      0.00%       $    --      0.00%
                                 =======                  =======                  =======                  =======
Total available for sale,
  amortized cost...............  $12,663                  $45,555                  $    --                  $    --
                                 =======                  =======                  =======                  =======
Securities held to maturity:
  U.S. treasuries..............  $   100      4.99%       $    --      0.00%       $    --      0.00%       $    --      0.00%
  U.S. and state governments
    and agencies...............    1,395      5.82          1,000      6.38             --      0.00             --      0.00
  Municipal obligations........      161      3.67            550      4.37          5,865      4.66          5,493      4.93
  Mortgage backed securities...       --      0.00          4,970      6.53         15,213      6.70         35,429      6.73
  Corporate bonds..............       --      0.00            416      7.12             --      0.00             --      0.00
                                 -------      ----        -------      ----        -------      ----        -------      ----
  Total held to maturity,
    amortized cost.............  $ 1,656      5.56%       $ 6,936      6.37%       $21,078      6.15%       $40,922      6.49%
                                 =======                  =======                  =======                  =======
  Total held to maturity, fair
    value......................  $ 1,651                  $ 6,820                  $20,668                  $40,201
                                 =======                  =======                  =======                  =======

    Additional information concerning investment securities is provided in the notes to the accompanying consolidated financial statements.

DEPOSITS

    Total deposits were $712.8 million at December 31, 1999 compared to $192.6 million at December 31, 1998. The increase in total deposits since December 31, 1998 is attributed primarily to the acquisition of PSB in 1999. Noninterest bearing demand accounts were $151.1 million, or 21.2%, of total deposits at December 31, 1999, compared to $93.1 million, or 48.4%, of total deposits, at December 31, 1998. Interest bearing deposits are comprised of money market accounts, regular savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more. The following table shows the average amount and average rate paid on the categories of deposits for each of the years or period indicated:

                                                           YEAR (PERIOD) ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   1999                  1998                  1997
                                            -------------------   -------------------   -------------------
                                            AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                            BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                            --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Noninterest-bearing demand................  $108,977       --%    $14,333        --%     $1,201        --%
Interest-bearing demand...................    38,071     1.28       3,772      1.25         419      1.67
Money market..............................    58,712     3.09       9,512      3.00         914      3.83
Savings...................................    46,668     2.32         977      2.46          84      2.38
Time......................................   147,410     5.08      18,134      5.03       2,188      4.71
                                            --------              -------                ------
  Total...................................  $399,838     2.72%    $46,728      2.72%     $4,806      3.06%
                                            ========     ====     =======      ====      ======      ====

    Additionally, the following table shows the maturities of time certificates of deposits and other time deposits of $100,000 or more at December 31, 1999:

                                                              DECEMBER 31, 1999
                                                              -----------------
                                                               (IN THOUSANDS)
Due in three months or less.................................       $41,571
Due in over three months through six months.................        21,575
Due in over six months through twelve months................        25,137
Due in over twelve months...................................         7,390
                                                                   -------
  Total.....................................................       $95,673
                                                                   =======

CAPITAL RESOURCES

    Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans and adding the products together.

    The Company and each of the Banks were well capitalized as of December 31, 1999 and December 31, 1998 for federal regulatory purposes. The following tables detail the regulatory capital ratios of the Company and each of the Banks as of December 31, 1999 and 1998.

                                                                  AT DECEMBER 31, 1999
                                          ---------------------------------------------------------------------
                                                                    CAPITAL ADEQUACY         WELL CAPITALIZED
                                            ACTUAL CAPITAL             REQUIREMENT              REQUIREMENT
                                          -------------------      -------------------      -------------------
                                           AMOUNT     RATIO         AMOUNT     RATIO         AMOUNT     RATIO
                                          --------   --------      --------   --------      --------   --------
                                                                 (DOLLARS IN THOUSANDS)
                                                                               = OR >                   = OR >
Total Capital vs. Risk Weighted Assets:
  Consolidated Company..................  $67,441     12.92%       $41,763      8.0%        $52,203     10.0%
  PCC...................................   41,672     11.36%        29,341      8.0%         36,676     10.0%
  PSB...................................   41,984     11.80%        28,463      8.0%         35,580     10.0%
  CalWest...............................    7,710     14.82%         4,163      8.0%          5,204     10.0%
  BOC...................................   11,067     10.84%         8,164      8.0%         10,205     10.0%
Tier I Capital vs. Risk Weighted Assets:
  Consolidated Company..................   61,301     11.74%        20,881      4.0%         31,322      6.0%
  PCC...................................   37,458     10.21%        14,671      4.0%         22,006      6.0%
  PSB...................................   37,770     10.62%        14,232      4.0%         21,348      6.0%
  CalWest...............................    7,068     13.58%         2,082      4.0%          3,122      6.0%
  BOC...................................    9,783      9.59%         4,082      4.0%          6,123      6.0%
Tier I Capital vs. Average Assets:
  Consolidated Company..................   61,301      7.52%        32,616      4.0%         40,770      5.0%
  PCC...................................   37,458      6.20%        24,172      4.0%         30,215      5.0%
  PSB...................................   37,770      6.30%        23,981      4.0%         29,976      5.0%
  CalWest...............................    7,068      9.82%         2,880      4.0%          3,600      5.0%
  BOC...................................    9,783      7.06%         5,542      4.0%          6,927      5.0%

                                                                 AT DECEMBER 31, 1998
                                         ---------------------------------------------------------------------
                                                                   CAPITAL ADEQUACY         WELL CAPITALIZED
                                           ACTUAL CAPITAL             REQUIREMENT              REQUIREMENT
                                         -------------------      -------------------      -------------------
                                          AMOUNT     RATIO         AMOUNT     RATIO         AMOUNT     RATIO
                                         --------   --------      --------   --------      --------   --------
                                                                (DOLLARS IN THOUSANDS)
                                                                              = OR >                   = OR >
Total Capital vs. Risk Weighted Assets:
  Consolidated Company.................  $20,331     14.98%       $10,858      8.0%        $13,572     10.0%
  SFB..................................    5,433     16.95%         2,564      8.0%          3,205     10.0%
  NBB..................................    4,741    172.00%           221      8.0%            276     10.0%
  CalWest..............................    4,384     11.60%         3,023      8.0%          3,779     10.0%
  BOC..................................    8,024     13.03%         4,926      8.0%          6,158     10.0%
Tier I Capital vs. Risk Weighted
  Assets:
  Consolidated Company.................   18,631     13.73%         5,428      4.0%          8,142      6.0%
  SFB..................................    5,027     15.69%         1,282      4.0%          1,922      6.0%
  NBB..................................    4,724    171.00%           111      4.0%            166      6.0%
  CalWest..............................    4,119     10.90%         1,512      4.0%          2,267      6.0%
  BOC..................................    7,254     11.78%         2,463      4.0%          3,695      6.0%
Tier I Capital vs. Average Assets:
  Consolidated Company.................   18,631      9.45%         7,886      4.0%          9,858      5.0%
  SFB..................................    5,027      9.57%         2,101      4.0%          2,626      5.0%
  NBB..................................    4,724     60.00%           315      4.0%            394      5.0%
  CalWest..............................    4,119      8.10%         2,034      4.0%          2,543      5.0%
  BOC..................................    7,254      6.96%         4,169      4.0%          5,211      5.0%

LIQUIDITY

    The Banks rely on deposits as their principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of approximately 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities to deposits) of approximately 25%. The average loan-to-deposit ratio was 67.0% for the year ended December 31, 1999, 56.2% for the year ended in 1998 and 58.9% for the period ended December 31, 1997. The average liquidity ratio was 44.6% for the year ended December 31, 1999, 29.5% for the year ended in 1998 and 31.4% for the period ended
December 31, 1997. At December 31, 1999, the Company's loan-to-deposit ratio was 78.5% and the liquidity ratio was 39.2%. At December 31, 1998, the Company's loan-to-deposit ratio was 50.5% and the liquidity ratio was 57.7%. While fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, and discount window borrowings from the FRB and borrowing under a line of credit with the Federal Home Loan Bank could be employed. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for its secondary source of liquidity.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within the Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

    When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs the use of these instruments. As of December 31, 1999, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

    One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap position indicates that there would be a net positive impact on the net interest margin of the Company for the period measured in a declining interest rate environment since the Company's liabilities would reprice to lower market rates before its assets would. A net negative impact would result from an increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest margin in a rising interest rate environment since the Company's assets would reprice to higher market interest rates before its liabilities.

    The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 1999. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net interest margins of the Company.

                                                                    DECEMBER 31, 1999
                                -----------------------------------------------------------------------------------------
                                                            AMOUNTS MATURING OR REPRICING IN
                                -----------------------------------------------------------------------------------------
                                3 MONTHS OR   OVER 3 MONTHS   OVER 1 YEAR TO
                                   LESS       TO 12 MONTHS       5 YEARS       OVER 5 YEARS   NON-SENSITIVE(1)    TOTAL
                                -----------   -------------   --------------   ------------   ----------------   --------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks.....   $     497      $   2,072       $      --        $     --         $  39,576      $ 42,145
  Federal funds sold..........      20,791             --              --              --                --        20,791
  Investment securities.......         731         17,504          52,035          57,978                --       128,247
  Loans.......................     132,200         93,359          78,567         254,496              (473)      558,148
  Loans held for sale.........          --             --              --              --                --            --
  Other assets(2).............          --             --              --              --            93,846        93,846
                                 ---------      ---------       ---------        --------         ---------      --------
    Total assets..............     154,219        112,935         130,602         312,474           132,949       843,179
                                 ---------      ---------       ---------        --------         ---------      --------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Non-interest bearing demand
    deposits..................          --             --              --              --           151,121       151,121
  Interest-bearing demand,
    money market and
    savings...................     262,500             --              --              --                --       262,500
  Time certificates of
    deposit...................     100,455        156,712          41,481             493                --       299,141
  Short term debt.............          --             --              --              --                --            --
  Long term debt..............          --             --          18,500              --                --        18,500
  Other liabilities...........          --             --              --              --            12,580        12,580
  Minority interest...........          --             --              --              --             3,500         3,500
  Stockholders' equity........          --             --              --              --            95,838        95,837
                                 ---------      ---------       ---------        --------         ---------      --------
    Total liabilities and
      stockholders' equity....     362,955        156,712          59,981             493           263,038      $843,179
                                 ---------      ---------       ---------        --------         ---------      ========
  Period Gap..................    (208,736)       (43,777)         70,621         311,901         $(130,089)
                                 ---------      ---------       ---------        --------         =========
  Cumulative interest earning
    assets....................     154,219        267,154         397,756         710,230
  Cumulative interest bearing
    earning liabilities.......     362,955        519,667         579,648         580,141
                                 =========      =========       =========        ========
  Cumulative gap..............   $(208,736)     $(252,513)      $(181,892)       $130,089
                                 =========      =========       =========        ========
  Cumulative interest earning
    assets to cumulative
    interest bearing
    liabilities...............        42.5%          51.4%           68.6%          122.4%
  Cumulative gap as a percent
    of:
    Total assets..............      (24.76)%       (29.95)%        (21.57)%         15.43%
    Interest earning assets...      (29.39)%       (35.55)%        (25.61)%         18.32%

------------------------

(1) Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for loan losses of $6.8 million as of December 31, 1999 is included in other assets.

    At December 31, 1999, the Company had $267.2 million in assets and $519.7 million in liabilities repricing within one year. This means that $252.5 million more of the Company's interest rate sensitive liabilities than the Company's interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 1999 is 51.4%. Interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from December 31, 1999. If rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply.

    Management is continuing to take steps to reduce the negative gap of the Company by shortening the maturities in its investment portfolio and originating more variable rate assets. Management strives to maintain a balance between its interest-earning assets and interest-bearing liabilities in order to minimize the impact on net interest income due to changes in market rates.

    In order to measure interest rate risk at December 31, 1999, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At December 31, 1999, the Company's net interest income exposure related to these hypothetical changes in market interest rate was within the current guidelines established by the Banks.

                      Sensitivity for Net Interest Income
                             (Dollars in thousands)

                                                                                NET INTEREST
                          ADJUSTED NET     PERCENTAGE CHANGE    NET INTEREST    MARGIN CHANGE
INTEREST RATE SCENARIO   INTEREST INCOME       FROM BASE       MARGIN PERCENT     FROM BASE
----------------------   ---------------   -----------------   --------------   -------------
Up 200 basis points          16,302              (6.90)%            3.48%           (0.26)
Up 100 basis points          16,932              (3.30)             3.61            (0.12)
BASE                         17,510               0.00              3.73           --
Down 100 basis points        18,176               3.80              3.88             0.14
Down 200 basis points        19,121               9.20              4.08             0.34

    The Company measures the impact of market interest rate changes on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. This simulation model assesses the changes in market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points. At December 31, 1999, the Company's market value of equity exposure related to these changes in market interest rates was within the current guidelines established by the Banks.

                        Market Value of Portfolio Equity
                             (Dollars in Thousands)

                                                                            PERCENTAGE OF
                                                                              PORTFOLIO
                                        PERCENTAGE CHANGE   PERCENTAGE OF    EQUITY BOOK
INTEREST RATE SCENARIO   MARKET VALUE       FROM BASE       TOTAL ASSETS        VALUE
----------------------   ------------   -----------------   -------------   -------------
Up 200 basis points          94,464          (15.50)%           11.20%          98.57%
Up 100 basis points         103,296           (7.60)            12.25          107.79
BASE                        111,792            0.00             13.26          116.65
Down 100 basis points       119,617            7.00             14.19          124.82
Down 200 basis points       128,337           14.80             15.22          133.92

    The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indictive of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Actual amounts may differ from those projections set forth above should market conditions vary from the underlying assumptions.

RECENT LEGISLATION

    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also referred to as the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specific securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

    Generally, the Financial Services Modernization Act:

    - Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial services providers;

    - Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

    - Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

    - Provides an enhanced framework for protecting the privacy of consumer information;

    - Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

    - Modifies the laws governing the implementation of the CRA; and

    - Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a "Financial Holding Company" as permitted under an amendment to the BHC Act. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that the Company is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve Board must also determine that each of the Company's insured depository institution subsidiaries has at least a "satisfactory" CRA rating. The Company meets the requirements to make an election to become a Financial Holding Company. The Company is examining its strategic business plan to determine whether, based upon market conditions, the Company's relative financial condition, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

    The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHC Act or permitted by regulation.

    A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser or 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and to protect the bank from such risks and potential liabilities.

    The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company does.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS
No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of cash flows. If certain conditions are met, a derivative may be designated specifically as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transactions (a cash flow hedge). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO 133--AN AMENDMENT OF FASB STATEMENT NO, 133 ("SFAS No. 137"), is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect that the adoption of SFAS No. 133 and SFAS No. 137 will have a material impact on the Company's results of operations or financial position.

YEAR 2000 READINESS DISCLOSURE

    The Company and the Banks previously recognized the material nature of business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency policy statements issued by the Federal Financial Institutions Examination Council. Management believes the Company's and the Bank's systems are Year 2000 compliant. Neither the Company nor any of the Banks has experienced any interruptions to normal operations due to the start of the Year 2000.

    The Company's and the Banks' Year 2000 readiness costs were approximately $1.2 million. The Company does not currently expect that it or any of the Banks will apply any further funds to address Year 2000 issues.

    As of March 15, 2000, neither the Company nor any of the Banks have experienced any material disruptions of their internal computer systems or software applications and have not experienced any problems with the computer systems of software applications of their third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the businesses of the Company or any of the Banks and the actions any of them must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance.

    The foregoing discussion is Year 2000 disclosure, subject to the provisions of the Year 2000 Information and Readiness Disclosure Act.

INFLATION

    The majority of the Company's assets and liabilities are monetary items held by the Company, the dollar value of which is not affected by inflation. Only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Company that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses that may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Banks, making collection more difficult for the Company. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

Independent Auditors' Reports...............................  42
Consolidated Balance Sheets.................................  45
Consolidated Statements of Operations.......................  46
Consolidated Statements of Comprehensive Income (Loss)......  47
Consolidated Changes in Stockholders' Equity................  48
Consolidated Statements of Cash Flows.......................  49
Notes to Consolidated Financial Statements..................  52

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
California Community Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of California Community Bancshares, Inc. (the "Company") as of December 31, 1999 and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1998 and for the year ended December 31, 1998 and the period ended December 31, 1997, were audited by other auditors whose reports dated February 23, 1999 and February 25, 1998 expressed unqualified opinions on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Community Bancshares, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          KPMG LLP

Sacramento, California
March 17, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of California Financial Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheet of California Financial Bancorp (formerly Belvedere Bancorp) and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, comprehensive income(loss), changes in stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Los Angeles, California
February 23, 1999

                          INDEPENDENT AUDITORS' REPORT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Belvedere Bancorp:

We have audited the accompanying consolidated statements of operations and cash flows of BELVEDERE BANCORP AND SUBSIDIARY (the Company) for the period from inception (September 11, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the results of the Company's operations and cash flows for the period from inception (September 11, 1997) to December 31, 1997 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California
February 25, 1998

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Cash, due from banks, and money market mutual fund
  (Note 3)..................................................  $ 39,569   $ 17,191
Federal funds sold and securities purchased under agreements
  to resell (Note 5)........................................    20,791     63,689
                                                              --------   --------
  Total cash and cash equivalents...........................    60,360     80,880
Interest-bearing deposits with other banks..................     2,576      4,468
Investment securities available for sale, at fair value
  (Note 4)..................................................    57,656     21,678
Investment securities held to maturity, at amortized cost
  (Note 4)..................................................    70,592      8,511
Investment in Federal Reserve Bank and Federal Home Loan
  Bank stock, at cost.......................................     4,112        452
Loans receivable, net of allowance for loan losses of $6,750 at December 31, 1999 and $1,986 at December 31, 1998
  (Notes 6 and 11)                                             551,399     97,289
Real estate owned, net (Note 7).............................     5,001        372
Premises and equipment, net (Note 8)........................    20,874      1,696
Accrued interest receivable.................................     4,644      1,004
Cash surrender value of life insurance (Note 14)............     1,471      2,224
Goodwill and other intangible assets (Note 2)...............    61,868     17,771
Other assets................................................     2,626      1,249
                                                              --------   --------
TOTAL ASSETS................................................  $843,179   $237,594
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Noninterest-bearing deposits (Note 9).....................  $151,121   $ 93,130
  Interest-bearing deposits (Note 9)........................   561,641     99,433
                                                              --------   --------
    Total deposits..........................................   712,762    192,563

  Deferred income tax liabilities, net (Note 13)............     6,694      1,142
  Trust preferred securities (Note 10)......................    18,500         --
  Accrued interest and other liabilities (Note 14)..........     5,889      5,053
                                                              --------   --------
    Total liabilities.......................................   743,845    198,758
MINORITY INTEREST IN SUBSIDIARIES:
  Minority interest in subsidiaries.........................        --      4,094
  Placer Capital Co. Preferred Stock issued to Placer
    Capital Funding LLC--$0.01 par value; 25,000,000
    authorized; one share issued and outstanding at
    December 31, 1999 (Notes 2, 10, and 11).................     3,500         --
COMMITMENTS AND CONTINGENCIES (Notes 12 and 18)
STOCKHOLDERS' EQUITY:
  Common stock--$0.01 par value; 75,000,000 shares
    authorized; 21,267,483 shares issued and outstanding at
    December 31, 1999, and no par value; 18,296,000 shares
    authorized; 6,875,776 shares issued and outstanding at
    December 31, 1998 (Notes 15, 16 and 19).................    99,450     37,581
  Accumulated other comprehensive (loss) income.............      (342)        19
  Accumulated deficit.......................................    (3,274)    (2,858)
                                                              --------   --------
    Total stockholders' equity..............................    95,834     34,742
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $843,179   $237,594
                                                              ========   ========

                See notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                  (SEPTEMBER 11, 1997)
                                                            YEAR ENDED           YEAR ENDED          TO DECEMBER 31,
                                                        DECEMBER 31, 1999    DECEMBER 31, 1998            1997
                                                        ------------------   ------------------   ---------------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans..........................       $25,004              $ 2,523                 $  311
  Interest on deposits with other banks...............           225                  145                     13
  Interest on Federal funds sold and securities
    purchased under agreements to resell..............         1,972                  573                     42
  Interest on investment securities...................         5,515                  277                     28
  Dividends on Federal Reserve Bank and Federal Home
    Loan Bank stocks..................................            97                   14                      1
  Other...............................................            --                  288                     34
                                                             -------              -------                 ------
  Total interest income...............................        32,813                3,820                    429

INTEREST EXPENSE:
  Savings, money market and demand deposits...........         3,385                  356                     44
  Time certificates of deposit under $100.............         4,580                  472                     53
  Time certificates of deposit of $100 and over.......         2,910                  441                     50
  Other borrowings....................................           493                   41                     --
                                                             -------              -------                 ------
  Total interest expense..............................        11,368                1,310                    147
                                                             -------              -------                 ------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES..............................................        21,445                2,510                    282
PROVISION FOR LOAN LOSSES (Note 6)....................           819                  340                     --
                                                             -------              -------                 ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...        20,626                2,170                    282

NONINTEREST INCOME:
  Service charges and fees............................         1,716                   98                      7
  Commissions and referral fees.......................           368                   --                     --
  Gain on sale of loans, net..........................           512                   --                     --
  Loss on sale of securities, net.....................          (626)                  --                     --
  Real estate owned, net..............................           121                  203                     (7)
  Recovery from the Department of Transportation......            --                  369                     --
  Other income........................................           784                   66                     56
                                                             -------              -------                 ------
  Total noninterest income............................         2,875                  736                     56

NONINTEREST EXPENSES:
  Salaries and employee benefits (Note 14)............        10,659                2,018                    197
  Occupancy and premises and equipment (Notes 8 and
    12)...............................................         3,264                  489                     39
  Data and item processing............................         1,996                  246                      8
  Professional fees...................................         1,709                1,184                    199
  Preopening costs....................................            --                  605                     --
  Communications......................................           918                  131                     14
  Amortization of intangible assets...................         2,026                  125                     10
  Other operating expenses............................         3,781                  845                     68
                                                             -------              -------                 ------
  Total noninterest expense...........................        24,353                5,643                    535
                                                             -------              -------                 ------
LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY
  INTERESTS...........................................          (852)              (2,737)                  (197)
                                                             -------              -------                 ------
PROVISION FOR INCOME TAX (BENEFIT) EXPENSE
  (Note 13)...........................................          (176)                  15                      2
                                                             -------              -------                 ------
LOSS BEFORE MINORITY INTERESTS........................          (676)              (2,752)                  (199)
MINORITY INTERESTS:
  Cost of minority interest (Note 10).................            94                   --                     --
  Minority interest in (loss) income of
    subsidiaries......................................          (354)                (103)                    10
                                                             -------              -------                 ------
NET LOSS..............................................       $  (416)             $(2,649)                $ (209)
                                                             =======              =======                 ======
BASIC AND DILUTED LOSS PER SHARE (Note 16)............       $  (.05)             $ (1.93)                $(1.92)
                                                             =======              =======                 ======

                See notes to consolidated financial statements.

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
NET LOSS....................................................   $(416)    $(2,649)    $(209)
Other comprehensive income, net of related taxes:
Unrealized holding (losses) gains arising during the
  period....................................................    (353)         19        --
Reclassification of realized gains included in income.......      (8)         --        --
                                                               -----     -------     -----
  Total.....................................................    (361)         19        --
                                                               -----     -------     -----
COMPREHENSIVE LOSS..........................................   $(777)    $(2,630)    $(209)
                                                               =====     =======     =====

                See notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 ACCUMULATED
                                                                                    OTHER           TOTAL
                                    COMMON STOCK   COMMON STOCK   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES (1)       AMOUNT        DEFICIT     INCOME (LOSS)      EQUITY
                                    ------------   ------------   -----------   -------------   -------------
BALANCE, SEPTEMBER 11, 1997
  Net loss........................           --      $    --        $  (209)        $  --          $  (209)
  Initial capitalization..........          915            5             --            --                5
  Sale of common stock, net.......      842,531        4,605                           --            4,605
                                     ----------      -------        -------         -----          -------
BALANCE, DECEMBER 31, 1997........      843,446        4,610           (209)           --            4,401
  Net loss........................           --           --         (2,649)           --           (2,649)
  Net unrealized appreciation on
    investment securities
    available for sale, net of
    minority interest of $17......           --           --             --            19               19
  Sale of common stock............    6,032,330       32,971             --            --           32,971
                                     ----------      -------        -------         -----          -------
BALANCE, DECEMBER 31, 1998........    6,875,776       37,581         (2,858)           19           34,742
  Net loss........................           --           --           (416)           --             (416)
  Net unrealized depreciation on
    investment securities
    available for sale, net of
    minority interest of $15......           --           --             --          (361)            (361)
  SFB option exercised............      182,960        1,000             --            --            1,000
  Shares issued for PCC...........   13,040,657       53,000             --            --           53,000
  Shares issued in SFB purchase...      873,286        5,808             --            --            5,808
  Shares issued in NBB purchase...      287,488        2,021             --            --            2,021
  Stock options exercised.........        7,316           40             --            --               40
                                     ----------      -------        -------         -----          -------
BALANCE, DECEMBER 31, 1999........   21,267,483      $99,450        $(3,274)        $(342)         $95,834
                                     ==========      =======        =======         =====          =======

------------------------

(1) The number of shares has been adjusted for the CCB Merger using the 1.8296 exchange ratio.

                See notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                               (SEPTEMBER 11,
                                                               YEAR ENDED      YEAR ENDED          1997)
                                                              DECEMBER 31,    DECEMBER 31,    TO DECEMBER 31,
                                                                  1999            1998              1997
                                                              -------------   -------------   ----------------
NET LOSS....................................................    $   (416)        $(2,649)         $  (209)
CASH FLOWS FROM OPERATING ACTIVITIES:
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
  Provision for loan losses.................................         819             340               --
  Minority interest in subsidiaries.........................        (354)           (103)              10
  Amortization of intangible assets.........................       2,026             125               10
  Depreciation and amortization.............................       1,115             218               24
  Accretion of discount on investment securities, net.......         164              (3)              --
  Amortization of loan fees/unearned discounts/deferred
    gains...................................................          49            (307)             (17)
  Gain on sale of loans.....................................        (512)             --               --
  Loss on sale of investment securities.....................         626              --               --
  Gain on sale of other real estate owned...................        (121)           (203)              (4)
  Loss on disposition of premises and equipment.............         201              --               --
  Dividends received on FHLB and FRB stock..................         (97)            (14)              (1)
  Decrease (increase) in accrued interest receivable and
    other assets............................................         306            (489)              42
  Payment of salary continuation obligation.................      (1,260)             --               --
  Deferred income tax liabilities, net......................       4,980              (2)              --
  (Decrease) increase in accrued interest payable and other
    liabilities.............................................      (9,236)          2,576              (15)
                                                                --------         -------          -------
    Net cash used in operating activities...................      (1,710)           (511)            (160)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities available for sale.....     (15,775)             --               --
  Purchases of investment securities held to maturity.......      (6,995)         (3,996)              (9)
  Proceeds from calls and maturities of investment
    securities available for sale...........................       6,600              --               --
  Proceeds from calls and maturities of investment
    securities held to maturity.............................       8,496             200               --
  Proceeds from sale of investment securities available for
    sale....................................................      46,469              --               --
  Proceeds from sale of investment securities held to
    maturity................................................       9,275              --               --
  Principal collected on investment securities available for
    sale....................................................       1,220             200               --
  Principal collected on investment securities held to
    maturity................................................       4,514           4,001               --
  Purchase of PCC, net of cash acquired.....................     (15,880)             --               --
  Net cash acquired in acquistions..........................          --          32,955           11,691
  Purchase of minority interest.............................      (2,075)             --               --
  Net disbursements of loans................................     (79,216)         (4,738)              46
  Purchase of loan participations...........................     (13,318)             --               --
  Proceeds from sale of loans...............................      10,509              --               --
  Refund from purchaser on deposit withheld on loan
    servicing rights sold...................................          --              24               --
  Purchases of premises and equipment.......................      (1,109)           (738)            (149)
  Proceeds from sale of other real estate owned.............       1,281             697               41
  Net decrease (increase) in interest-bearing deposits with
    other banks.............................................       1,892            (200)          (1,000)
  Proceeds from cash surrender value of life insurance
    policies................................................       2,307              --               --
  Purchases of Federal Reserve Bank stock...................        (627)           (269)              --
                                                                --------         -------          -------
    Net cash (used in) provided by investing activities.....     (42,432)         28,136           10,620

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................     (38,247)          6,203           (2,978)
  Capital contribution from minority shareholders...........          --           1,989               --
  Proceeds from the issuance of common stock and the
    exercise of options.....................................      61,869          32,971            4,610
                                                                --------         -------          -------
    Net cash provided by financing activities...............      23,622          41,163            1,632

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............     (20,520)         68,788           12,092
BEGINNING CASH AND CASH EQUIVALENTS.........................      80,880          12,092               --
                                                                --------         -------          -------
ENDING CASH AND CASH EQUIVALENTS............................    $ 60,360         $80,880          $12,092
                                                                ========         =======          =======

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                               (SEPTEMBER 11,
                                                               YEAR ENDED      YEAR ENDED          1997)
                                                              DECEMBER 31,    DECEMBER 31,    TO DECEMBER 31,
                                                                  1999            1998              1997
                                                              -------------   -------------   ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................    $ 12,095         $ 1,228          $   116
  Taxes paid................................................       2,030               1               --
  Net change in unrealized loss on available for sale
    investment securities, net of taxes.....................         361              --               --
  Acquisition of other real estate owned through
    foreclosure.............................................          --             302               --
  Loans made to facilitate sale of real estate..............         426              --               --
  Loans reacquired through settlement of deposit withheld on
    loan servicing rights sold..............................          --             524               --
  Reduction of deferred tax asset valuation allowance
    against goodwill........................................         811              --               --
  Reduction of deferred tax asset valuation allowance to
    true-up prior years deferred tax assets.................         577              --               --

                 See notes to consolidated financial statements

            SUPPLEMENTAL DISCLOSURE FOR ACQUISITION OF SUBSIDIARIES

                                 (IN THOUSANDS)

                                                   1999                  1998                   1997
                                              --------------   -------------------------   --------------
                                                                  CALWEST
                                                                 (FORMERLY      BANK OF
                                              PLACER CAPITAL       DOWNEY        ORANGE    SECURITY FIRST
                                                   CO.         NATIONAL BANK)    COUNTY         BANK
                                              --------------   --------------   --------   --------------
ASSETS ACQUIRED:
  Cash......................................     $ 18,994         $ 25,229      $ 34,726      $ 15,191
  Interest-bearing deposits in other
    banks...................................           --              293         1,976           999
  Federal funds sold........................       18,058               --            --            --
  Investment securities.....................      153,253            6,497        20,275         3,887
  Investment in Federal Reserve Bank and
    Federal Home Loan Bank stock............        2,936               90            --            --
  Loans.....................................      372,015           29,253        41,970        21,134
  Real estate owned.........................        6,215               --            --           601
  Premises and equipment....................       19,385              297           306           458
  Accrued interest receivable...............        3,958              271           491           235
  Cash surrender value of life insurance....        1,442               --         2,224            --
  Other assets..............................        1,122              124         1,053           857
  Goodwill..................................       32,421            6,646         5,858         1,148
  Core deposit intangible...................       10,816            1,097         2,992            --
                                                 --------         --------      --------      --------
                                                  640,615           69,797       111,871        44,510
LIABILITIES ASSUMED:
  Deposits..................................      554,352           57,348        93,353        38,637
  Accrued interest and other liabilities....       29,832              861         3,270           183
  Minority interest.........................        3,500                                        2,190
                                                 --------         --------      --------      --------
                                                  587,684           58,209        96,623        41,010
CASH PAID FOR COMMON STOCK..................     $ 52,931         $ 11,588      $ 15,248      $  3,500
                                                 ========         ========      ========      ========

    The Company purchased the minority interests of National Business Bank and Security First Bank during 1999, which resulted in additional goodwill of $204,000 and $2,375,000, respectively. The Company consolidated the financial records of National Business Bank and Security First Bank after the initial investments in the majority interests of these banks in 1998 and 1997, respectively. Accordingly, there are no amounts to report for assets acquired or liabilities assumed.

                See notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    California Community Bancshares, Inc. (the "Company" or "CCB"), successor-in-interest by statutory merger to California Financial Bancorp ("CFB"), effective December 14, 1999, is a Delaware corporation formed on September 3, 1999, and is a registered bank holding company subject to the Bank Holding Company Act of 1956, as amended. The predecessor company, CFB, was a California corporation, incorporated on September 11, 1997, which changed its name from Belvedere Bancorp to CFB effective April 16, 1998. The Company was formed by the California Community Financial Institutions Fund Limited Partnership, a California limited partnership (the "California Fund"), for the purpose of consolidating most of the California Fund's financial institution investments.

    At December 31, 1999, the Company had three banking subsidiaries, Placer Sierra Bank ("PSB") through the Company's wholly-owned subsidiary Placer Capital Co. ("PCC"), CalWest Bank ("CalWest"), and Bank of Orange County ("BOC"), (collectively, the "Banks"). The Banks are subject to the laws of the State of California and federal regulations governing the financial services industry.

    The Company effected certain mergers and share exchanges in 1999 as part of an overall reorganization of certain of the banking and bank holding company subsidiaries of the California Fund. The reorganization included: merging CFB with and into CCB, with CCB as the surviving corporation 100% owned by the California Fund (the "CCB Merger"); issuing shares of common stock of the Company ("Company Common Stock") to the California Fund for all of the outstanding shares of PCC common stock ("PCC Common Stock") resulting in PCC being 100% owned by the Company (the "PCC Share Exchange"); merging Security First Bank ("SFB") with and into BOC (the "BOC/SFB Merger"); and merging National Business Bank ("NBB") with and into CalWest (the "NBB/CalWest Merger").

    In the CCB Merger, each share of common stock of CFB outstanding immediately prior to the CCB Merger was automatically canceled and converted into the right to receive 1.8296 shares of Company Common Stock (the "CCB Merger Exchange Ratio"). The CCB Merger is a combination accounted for under the "as-if' pooling-of-interests method of accounting. All share amounts herein have been restated to give effect to the CCB Merger Exchange Ratio.

    In the PCC Share Exchange the Company issued 2.4605 shares of Company Common Stock (the "PCC Exchange Ratio") to the California Fund in exchange for each of the outstanding shares of PCC Common Stock. The PCC Share Exchange is a transaction accounted for under the "as-if" pooling-of-interests method of accounting. All share amounts herein have been restated to give effect to the PCC Exchange Ratio, where appropriate.

    BOC and SFB were subsidiaries of CFB prior to the CCB Merger. Immediately preceding the BOC/ SFB Merger, the Company owned 100% of the outstanding shares of common stock of BOC ("BOC Common Stock") and 54.69% of the outstanding shares of common stock of SFB ("SFB Common Stock"). The Company acquired the remaining 45.31% of SFB's outstanding shares from the minority interest shareholders through an exchange of common stock and merged SFB with and into BOC with BOC as the surviving corporation in the BOC/SFB Merger. SFB's minority shareholders received 0.0938 shares of Company Common Stock for each share of SFB Common Stock resulting in the Company issuing 873,286 shares of Company Common Stock. This part of the transaction was accounted for under the purchase method of accounting. As part of the BOC/SFB Merger, effective December 23, 1999, SFB was merged with and into BOC in a combination accounted for under the "as-if" pooling-of-interests method of accounting.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CalWest, formerly Downey National Bank (which was a wholly-owned subsidiary of Downey Bancorp prior to the DB Acquisition, as defined herein), and NBB were subsidiaries of CFB prior to the CCB Merger. Immediately preceding the CalWest/NBB Merger, the Company owned 100% of the outstanding shares of common stock of CalWest ("CalWest Common Stock") and 64.91% of the outstanding shares of common stock of NBB ("NBB Common Stock"). The Company acquired the remaining 35.09% of NBB Common Stock outstanding from the minority interest shareholders through an exchange of Company Common Stock and merged NBB with and into CalWest with CalWest as the surviving corporation in the NBB/CalWest Merger. NBB's minority shareholders received 1.5053 shares of Company Common Stock for each share of NBB Common Stock resulting in the Company issuing 287,488 shares of Company Common Stock. This part of the transaction was accounted for under the purchase method of accounting. As part of the NBB/CalWest Merger, effective December 30, 1999, NBB was merged with and into CalWest in a combination accounted for under the "as-if" pooling-of-interests method of accounting.

    On August 11, 1999, PSB was acquired by PCC, a wholly-owned subsidiary of the California Fund created for the purpose of acquiring PSB (the "PSB Acquisition"). Prior to the PSB Acquisition, PSB's charter was converted from a state-chartered thrift to a state-chartered commercial bank. The total purchase price paid for PSB by PCC was $74,931,000, net of a cash dividend of $8,000,000 paid by PSB. The transaction was accounted for under the purchase method of accounting. PCC was initially capitalized through the sale of $53,000,000 of PCC Common Stock to the California Fund, the sale of $3,500,000 of noncumulative preferred stock to Placer Capital Funding LLC, a Delaware limited liability company, wholly-owned by principals of the general partner of the California Fund ("Placer Funding"), and the sale of $18,500,000 of debentures to Placer Trust (a Delaware business trust, 100% of the common securities of which is owned by PCC).

    On December 13, 1999, the Company issued 13,040,657 shares of Company Common Stock to the California Fund in exchange for all of the outstanding shares of PCC Common Stock in a transaction accounted for under the "as-if" pooling-of-interests method of accounting. As a result of the PCC Share Exchange, PCC became a wholly-owned direct subsidiary and PSB became an indirect wholly-owned subsidiary of the Company.

    During 1999 and prior to the CCB Merger, the Company entered into a stock subscription agreement with the California Fund to sell 182,960 shares of Company Common Stock for $1,000,000. The Company used the proceeds to exercise an option to purchase 2,500,000 shares (at $0.40 per share) of SFB Common Stock (the "SFB Option"); the SFB Option was previously granted by SFB in connection with the Company's initial investment in SFB in 1997.

    During 1998, the Company entered into several stock subscription agreements with the California Fund to sell a total of 6,032,330 shares of Company Common Stock to the California Fund for $32,971,000 and for the Company to subsequently make the following investments:

    - $3,718,000 in NBB in exchange for 371,776 shares of NBB Common Stock;

    - $11,356,000 in Downey Bancorp, which is net of a cash dividend of $3,000,000 paid to Downey Bancorp, in exchange for 594,259 shares of common stock of Downey Bancorp (the "DB Acquisition"); and

    - $14,522,000 in BOC, which is net of a cash dividend paid to the Company by BOC of $375,000, in exchange for 346,274 shares of BOC Common Stock.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) During 1997, the Company entered into a stock subscription agreement with the California Fund to sell 842,531 shares of Company Common Stock to the California Fund for $4,605,000 and for the Company to subsequently invest $3,500,000 in SFB in exchange for 8,750,000 shares (at $0.40 per share) of SFB Common Stock.

    NATURE OF THE OPERATIONS--The Company provides a full range of banking services to individual and corporate customers in California through the Banks. PSB, located in Auburn, California, serves Placer, Sacramento, Nevada, El Dorado, Plumas and Sierra Counties through 26 branches. BOC and CalWest serve Orange, Fullerton, Anaheim, Torrance, Downey and the surrounding communities in Los Angeles and Orange Counties through five branches. The Banks are subject to competition from other financial institutions and the operating results of the Banks are significantly affected by changes in market interest rates and by fluctuations in real estate values in the Banks' primary service areas. The Company and the Banks are also regulated by certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

    BASIS OF PRESENTATION--The consolidated financial statements are prepared in accordance with generally accepted accounting principles and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying consolidated financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of income and expenses for the periods presented. Actual results could differ from those estimates. Examples of material estimates, which could change, include the allowance for loan losses and the carrying value of the deferred tax assets.

    RECLASSIFICATIONS--Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1999 presentation.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the holding company on a stand-alone basis and its wholly-owned subsidiaries, PCC, BOC and CalWest (collectively referred to herein as the "Company") and the results of their operations since their respective acquisition dates as follows:

    - PSB purchased August 11, 1999 by PCC; 100% owned since December 13, 1999, as a result of the PCC Share Exchange;

    - BOC purchased December 31, 1998;

    - CalWest purchased November 25, 1998;

    - SFB, 51.88% owned since November 4, 1997; 54.69% owned since
      September 13, 1999 when the SFB Option was exercised; and merged with and into BOC and 100% owned as of December 23, 1999.

    - NBB, 64.91% owned since November 3, 1998; merged with and into CalWest and 100% owned as of December 30, 1999.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS--For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, securities purchased under agreements to resell, and money market mutual funds.

    INVESTMENT SECURITIES--Investment securities which management has the positive intent and ability to hold to maturity are classified as "held to maturity" and are carried at amortized cost. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as "trading" and carried at fair value, with gains and losses included in operations. Securities not classified as either "held to maturity" or "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses, net of the related tax effect, excluded from operations and reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss). If the fair market value of a security declines below its amortized cost and the decline is considered by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the writedown is included in operations. Amortization of premiums and accretion of discounts on debt securities are recorded as yield adjustments on such securities using a method similar to the effective interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold.

    LOANS RECEIVABLE--Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity, are carried at the principal amount outstanding, net of allowance for loan losses, deferred loan origination fees and costs, and any unamortized premiums or discounts on dealer loans. Discounts or premiums on dealer loans are amortized to income using a method similar to the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding and accrued daily for recognition in operations. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. When a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against income. Cash payments received related to nonaccrual loans are first recorded as a reduction to the principal balance and then as interest income. A nonaccrual loan may be returned to accrual status when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

    Nonrefundable fees and direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using a method similar to the effective interest method.

    A loan is impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Loans for which an insignificant shortfall in amount of payments is anticipated, but the Company expects to collect all amounts due, are not considered impaired. In determining whether or not a loan is impaired, the Company applies its normal loan review procedures. The Company measures impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. Consumer loans and other homogeneous smaller balance loans are reviewed on a collective basis for impairment.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ALLOWANCE FOR LOANS LOSSES--The allowance for loan losses is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. Loan balances are charged against the allowance for loan losses when management believes that the collection of the carrying amount is unlikely. The allowance for loan losses is maintained at a level that management believes will be adequate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

    The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in operations in the periods in which they become known. In addition, the Banks' state and federal bank regulatory agencies, as an integral part of their examination processes, periodically review the individual Banks' allowances for loan losses. The agencies may require the Banks to recognize additions to the allowance for loan losses based on their judgments from information available at the time of their examinations, which may differ from those of management.

    SALE OF LOANS--From time to time, the Company sells the guaranteed portion of Small Business Administration loans in the secondary market to provide funds for additional lending and to generate servicing income. Under such agreements, the Company continues to service the loans and the buyer receives its pro rata share of principal collected together with interest. Loans held for sale are valued at the lower of cost or market value. Additionally, the Company makes whole loan sales, servicing released, to Freddie Mac (FHLMC) and Fannie Mae
(FNMA). Gains and losses on sales of loans are calculated in compliance with Statement of Financial Accounting Standards No. 125 ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS
No. 125"), based on the difference between the cash received and the carrying value of the loans sold, less related transaction costs. Any inherent risk of loss on loans is transferred to the buyer at the date of sale on the portion of the loan sold; however, the Company maintains the risk on the portion of the loan retained, if any. Servicing assets and other retained interests in transferred assets are measured by allocating the previous carrying amount of the transferred assets between the assets sold, and retained interest, if any, based on their relative fair values at the date of transfer. Servicing assets are amortized in proportion to and over the period of estimated net servicing income and assessed for asset impairment based on fair value. The total amounts of servicing assets as of December 31, 1999 and 1998 were not considered significant.

    The Company issues various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans for a period of 90 days after the date of sale as defined per the applicable agreement. The Company experienced no losses during the years ended December 31, 1999 and 1998 and the period ended December 31, 1997 regarding these representations and warranties. The amount of loans subject to repurchase as of December 31, 1999 was zero.

    OTHER REAL ESTATE OWNED--Other real estate owned ("OREO") represents real estate acquired through foreclosure and is initially recorded at the lower of the carrying value of the loan receivable or the fair value of the collateral, less estimated selling costs, at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan losses. After foreclosure, management periodically performs valuations of OREO and any subsequent declines in the fair market value is recognized with a charge to expense and a related decrease in the

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OREO asset. Operating expenses and income, reduction in estimated values, and gains or losses on disposition of OREO are charged to current operations. Revenue recognition upon disposition of OREO is dependent on meeting certain sales criteria, including a minimum initial investment in the OREO by the buyer.

    PREMISES AND EQUIPMENT--Premises and equipment are recorded at cost less accumulated depreciation and amortization, which are charged to expense on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the leases, whichever is shorter. Rates of depreciation and amortization are based on the following estimated useful lives: bank premises, 20 to 40 years; furniture and equipment, three to six years; leasehold improvements, the shorter of the useful life or the term of the lease. Expenditures for maintenance and repairs are expensed as incurred, while major improvements that extend the estimated useful life of an asset are capitalized. Upon the sale or retirement of assets, the accounts are relieved of the cost and related accumulated depreciation and amortization, and any resultant gain or loss is recognized in operations.

    INTANGIBLE ASSETS--Intangible assets include goodwill, the excess of the purchase price over the fair value of net assets acquired, and core deposit intangibles, the value of the long-term deposit relationships resulting from deposit liabilities assumed in an acquisition. Goodwill is amortized using the straight-line method over the estimated useful life, not to exceed 25 years. Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which ranges from 7 to 10 years. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the intangible assets. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset and any excess value will be written off through a charge to current operations. Management does not believe the value of the core deposit intangibles or goodwill has been impaired.

    INCOME TAXES--The Company and its subsidiaries file a consolidated Federal tax return. The Company records income taxes under the asset and liability method. Income tax expense is derived by establishing deferred tax assets and liabilities as of the reporting date for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences, as well as available taxable income in carryback years and projections of future income. A valuation allowance related to the realizability of deferred tax assets is established through a charge to income tax expense when, in the opinion of management, it is more likely than not that deferred tax assets will not be realized.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company accounts for its stock option plans under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also permits entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25,

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB Opinion No. 25"), and provide pro forma net earnings (loss) per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its audited consolidated financial statements (see Note 15).

    EARNINGS (LOSS) PER SHARE--Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and excludes the effect of all potentially dilutive securities. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in earnings.

    When an entity has a loss from continuing operations, the inclusion of potential common shares (in this case the vested portion of the stock options granted) in the denominator of a diluted per share computation will always result in an anti-dilutive per share amount. Thus, the diluted loss per share is the same as the basic loss per share amount of $(0.05), $(1.93) and $(1.92) for 1999, 1998 and 1997, respectively. (See Note 16.)

    COMPREHENSIVE INCOME--The Company elected to present a separate statement of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity investments (i.e., securities available for sale).

    RELATED PARTY TRANSACTIONS--The Company has entered into certain related party transactions with its affiliates in the normal course of business. These transactions are conducted at market terms. (See Note 11.)

    SEGMENT REPORTING--On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE ("SFAS No. 131"). SFAS No. 131 requires corporations to disclose certain financial information by "industry segment" as defined by the statement. As of December 31, 1999 the Company does not have separate reportable segments.

2. BUSINESS ACQUISITIONS

SFB INITIAL INVESTMENTS

    On November 14, 1997, the Company purchased 51.88% of SFB Common Stock for an aggregate purchase price of $3,500,000. This transaction was accounted for under the purchase method of accounting with the results of operations of the business acquired included in the accompanying consolidated financial statements from the date of acquisition. The amount paid in excess of the fair value of the net tangible assets was recorded as goodwill and is being amortized over 15 years. At December 31, 1999 and 1998, goodwill, after amortization, amounted to $1,157,000 and $1,062,000, respectively. During 1999, the SFB Option was exercised, which resulted in additional goodwill of $173,000.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BUSINESS ACQUISITIONS (CONTINUED)
NBB INITIAL INVESTMENT

    On November 3, 1998, the Company purchased 64.91% of NBB Common Stock for an aggregate purchase price of $3,718,000. This transaction was accounted for under the purchase method of accounting with the results of operations of the business acquired included in the accompanying consolidated financial statements from the effective date of acquisition. The amount paid in excess of the fair value of the net tangible assets was recorded as goodwill and is being amortized over 15 years. At December 31, 1999 and 1998, goodwill, net of amortization, amounted to $154,000 and $164,000, respectively.

DB ACQUISITION

    On November 25, 1998, the Company acquired all of the outstanding shares of common stock of Downey Bancorp for an aggregate purchase price of $11,356,000, net of a cash dividend of $3,000,000 paid to Downey Bancorp in the DB Acquisition. Downey Bancorp was then merged with and into the Company. The transaction was accounted for under the purchase method of accounting with the results of operations of the business acquired included in the accompanying consolidated financial statements from the effective date of acquisition. The value of the long-term deposit relationships acquired was recorded as a core deposit intangible and is being amortized over 7 years. At December 31, 1999 and 1998, the core deposit intangible, net of amortization, amounted to $927,000 and $1,088,000, respectively. The amount paid in excess of the fair value of the net tangible assets and the core deposit intangible was recorded as goodwill and is being amortized over 25 years. At December 31, 1999 and 1998, goodwill, net of amortization, amounted to $6,486,000 and $6,607,000, respectively.

BOC ACQUISITION

    On December 31, 1998, the Company completed its acquisition of all of the outstanding shares of BOC Common Stock for an aggregate purchase price of $14,522,000, net of a cash dividend of $375,000 paid to the Company. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations are not included in the consolidated statements of operations for the year ended December 31, 1998. The value of the long-term deposit relationships acquired was recorded as a core deposit intangible and is being amortized over 7 years. At December 31, 1999 and 1998, the core deposit intangible, net of amortization, totaled $2,565,000 and $2,992,000, respectively. The amount paid in excess of the fair value of the net tangible assets and the core deposit intangible was recorded as goodwill and is being amortized over 25 years. At December 31, 1999 and 1998, goodwill, net of amortization, amounted to $5,624,000 and $5,858,000, respectively.

PSB ACQUISITION

    On August 11, 1999, PSB was acquired by PCC, a wholly-owned subsidiary of the California Fund created for the purpose of acquiring PSB. Prior to the PSB Acquisition, PSB's charter was converted from a state-chartered thrift to a state-chartered commercial bank. The total purchase price paid for PSB by PCC was $74,931,000, net of a cash dividend of $8,000,000 paid by PSB. The transaction was accounted for under the purchase method of accounting. PCC was initially capitalized through the sale of $53,000,000 of PCC Common Stock to the California Fund, the sale of $3,500,000 of noncumulative preferred stock to Placer Funding, and the sale of $18,500,000 of debentures to Placer Trust. The value of the long term deposit relationships acquired was recorded as a core deposit intangible and is being amortized over 10 years using a method that approximates the expected run-off of the deposit base. At December 31,

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BUSINESS ACQUISITIONS (CONTINUED)
1999, the core deposit intangible totaled $10,396,000, net of accumulated amortization. The cost of the acquisition was allocated on the basis of the estimated fair value of the net assets acquired and liabilities assumed. The amount paid in excess of the fair value of the net tangible assets and the core deposit intangible asset was recorded as goodwill and is being amortized over 25 years. At December 31, 1999, goodwill amounted to $31,981,000.

    The estimated fair value of assets acquired and liabilities assumed relating to the PSB Acquisition are summarized below, in thousands:

Goodwill....................................................  $32,421
Core deposit intangible.....................................   10,816
Bank premises and equipment.................................   17,117
Loans.......................................................   (1,174)
Investment securities.......................................   (2,918)
Net deferred tax liability..................................   (8,884)
                                                              -------
Total purchase adjustment...................................  $47,378
                                                              =======

    On December 13, 1999, the Company issued 13,040,657 shares of Company Common Stock to the California Fund in exchange for all of the outstanding shares of PCC Common Stock. As a result of that exchange, PCC became a wholly-owned subsidiary of the Company.

THE SFB OPTION EXERCISE

    During 1999 and prior to the CCB Merger, the Company entered into a stock subscription agreement with the California Fund to sell 100,000 shares of Company Common Stock for $1,000,000. The Company used the proceeds to exercise an option to purchase 2,500,000 shares of SFB Common Stock which increased the Company's investment in SFB from 51.88% to 54.69%.

BOC/SFB MERGER AND SFB MINORITY INTEREST INVESTMENT

    Immediately preceding the BOC/SFB Merger, the Company owned 100% of the outstanding shares of BOC Common Stock and 54.69% of the outstanding shares of SFB Common Stock. The BOC/SFB Merger involved the Company acquiring the remaining 45.31% outstanding shares of SFB Common Stock from the minority interest shareholders through an exchange of common stock and merging SFB with and into BOC with BOC as the surviving corporation. SFB's minority shareholders received 0.0938 shares of Company Common Stock for each share of SFB Common Stock (the "BOC/SFB Exchange Ratio") resulting in the Company issuing 873,286 shares of Company Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The fair value of the shares exchanged and expenses associated with the BOC/SFB Merger exceeded the fair value of the minority interest by $2,375,000, which has been recorded as goodwill and is being amortized over 15 years using the straight-line method. Goodwill relating to the Company's initial investments of the majority interest in SFB, net of accumulated amortization, was $1,157,000, at December 31, 1999, and is also included in goodwill. Additionally, the accumulated deficit at the consummation of the BOC/SFB Merger that related to the minority interest shareholders totaled $542,000 and was reclassified as a reduction of common stock.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BUSINESS ACQUISITIONS (CONTINUED)
    As part of the BOC/SFB Merger, effective December 23, 1999, SFB was merged with and into BOC in a combination accounted for under the pooling-of-interests method of accounting with assets, liabilities and stockholders' equity of both entities carried forward at historical amounts and their results of operations combined.

    Additionally, the obligation of SFB to issue shares of SFB Common Stock upon conversion of outstanding debentures of Pacific Inland Bancorp, SFB's former bank holding company (the "PIB Debentures"), was assumed by the Company at the effective time of the BOC/SFB Merger. The PIB Debentures were issued in 1996 in the principal amount of $1,050,000, bear interest at the rate of 12% annually, expire in 2001, and were convertible on the basis of one share of SFB Common Stock for each $0.40 in principal plus accrued, but unpaid interest.

    Upon completion of the BOC/SFB Merger, SFB Common Stock issuable under outstanding PIB Debentures was converted into the right to acquire Company Common Stock upon payment of the adjusted conversion price in an amount equal to the number of shares of Company Common Stock the PIB Debenture holder would have received pursuant to the BOC/SFB Merger, if he or she had exercised all his or her PIB Debentures immediately prior to the BOC/SFB Merger. The adjusted conversion price for the PIB Debentures equals $4.26 and is calculated by dividing the $0.40 conversion price per share of SFB Common Stock for shares issuable under the PIB Debentures immediately prior to the BOC/SFB Merger, by the BOC/SFB Exchange Ratio. Over 90 percent of the PIB Debentures are held by the California Fund.

CALWEST/NBB MERGER AND NBB MINORITY INTEREST INVESTMENT

    Immediately preceding the CalWest/NBB Merger, the Company owned 100% of the outstanding shares of CalWest Common Stock and 64.91% of the outstanding shares of NBB Common Stock. The CalWest/NBB Merger involved the Company acquiring the remaining 35.09% of the outstanding shares of NBB Common Stock from the minority interest shareholders through an exchange of Company Common Stock and merging NBB with and into CalWest with CalWest as the surviving corporation. NBB's minority shareholders received 1.5053 shares of Company Common Stock for each share of NBB Common Stock resulting in the Company issuing 287,488 shares of Company Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The fair value of the shares exchanged and expenses associated with the CalWest/NBB Merger exceeded the fair value of the minority interest by $204,000, which has been recorded as goodwill and is being amortized over 15 years using the straight-line method. Goodwill relating to the Company's initial investment in the majority interest in NBB, net of accumulated amortization, was $154,000 at December 31, 1999, and is included in goodwill. Additionally, the accumulated deficit at the consummation of the CalWest/NBB Merger that related to the minority interest shareholders totaled $831,940 and was reclassified as a reduction of common stock.

    As part of the NBB/CalWest Merger, effective December 30, 1999, NBB was merged with and into CalWest in a combination accounted for under the pooling-of-interests method of accounting with assets, liabilities and stockholders' equity of both entities carried forward at historical amounts and their results of operations combined.

PRO FORMA FINANCIAL INFORMATION

    Unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 1998 are presented in the table below. Such pro forma presentation has been prepared assuming that

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BUSINESS ACQUISITIONS (CONTINUED)
the acquisition of PCC, and the minority interests of SFB and NBB had each occurred as of January 1, 1998, and as if the acquisitions of BOC, CalWest, and the majority interests of NBB had each occurred at the date of the Company's inception of September 11, 1997. The unaudited pro forma combined results include (1) the historical accounts of the Company and of the acquired businesses; and (2) pro forma adjustments, as may be required, including the amortization of the excess purchase price over the fair value of the net assets acquired, and the applicable income tax effects of these adjustments.

    On a pro forma basis, for the period from inception (September 11, 1997) to December 31, 1997, the Company's revenue, net loss and net loss per share would have been at $3.5 million, $(23,000) and $(0.01) per share, respectively. The unaudited combined summary pro forma results of operations are intended for informational purposes only and are not necessarily indicative of future operating results of the Company or actual results that may have occurred had these acquisitions occurred at the beginning of the periods indicated.

               UNAUDITED PRO FORMA COMBINED SUMMARY OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------
                                                      1999                1998
                                                  -------------       -------------
Interest income.................................   $    56,818         $    52,602
Interest expense................................        22,326              22,219
                                                   -----------         -----------
  Net interest income...........................        34,528              30,382
Provision for loan losses.......................         1,213               1,235
                                                   -----------         -----------
  Net interest income after provision for loan
    losses......................................        33,315              29,148
Noninterest income..............................         5,415               7,128
Noninterest expense.............................        38,249              37,819
                                                   -----------         -----------
  Income (loss) before income taxes and minority
    interest....................................           481              (1,372)
Income tax expense..............................           926               1,502
Cost of minority interest/net income............           282                 282
                                                   -----------         -----------
  Net loss......................................   $      (727)        $    (3,777)
                                                   ===========         ===========

Net loss per share:
  Basic.........................................   $     (0.03)        $     (0.18)
  Diluted.......................................   $     (0.03)        $     (0.18)
Weighted average shares outstanding:
  Basic.........................................    21,267,483          21,267,483
  Diluted.......................................    21,267,483          21,267,483

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

3. CASH, DUE FROM BANKS, AND MONEY MARKET MUTUAL FUND

    Cash, due from banks, and money market mutual fund at December 31, 1999 and 1998 are comprised of the following, in thousands:

                                                              1999       1998
                                                            --------   --------
Cash and due from banks...................................  $39,569    $11,191
Money market mutual fund..................................       --      6,000
                                                            -------    -------
  Total...................................................  $39,569    $17,191
                                                            =======    =======

    The Company is required to maintain reserve balances in cash with the Federal Reserve Bank of San Francisco. The average reserve balance for 1999 and 1998 was approximately $1,767,000 and $1,495,000, respectively.

4. INVESTMENT SECURITIES

    The following table summarizes the Company's investment securities as of December 31, 1999, in thousands:

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
Investment securities available for sale:
  U.S. and state governments and agencies...........  $ 55,495    $      --      $  (519)    $ 54,976
  Corporate bonds...................................        --           --           --           --
  Municipal obligations.............................       485            5           --          490
  Mortgage-backed securities........................     2,238           --          (48)       2,190
                                                      --------    ---------      -------     --------
    Total available for sale........................    58,218            5         (567)      57,656

Investment securities held to maturity:
  U.S. and state governments and agencies...........  $  2,495    $      --      $    (7)    $  2,488
  Corporate bonds...................................       416           --          (30)         386
  Municipal obligations.............................    12,069           --         (327)      11,742
  Mortgage-backed securities........................    55,612            7         (895)      54,724
                                                      --------    ---------      -------     --------
    Total held to maturity..........................    70,592            7       (1,259)      69,340
                                                      --------    ---------      -------     --------
    Total...........................................  $128,810    $      12      $(1,826)    $126,996
                                                      ========    =========      =======     ========

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

4. INVESTMENT SECURITIES (CONTINUED)
    The following table summarizes the Company's investment securities as of December 31, 1998, in thousands:

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED
                                                         COST        GAINS        LOSSES     FAIR VALUE
                                                       ---------   ----------   ----------   ----------
Investment securities available for sale:
  U.S. and state governments and agencies............   $20,375        $35        $   --       $20,410
  Corporate bonds....................................       780          1            --           781
  Municipal obligations..............................       487         --            --           487
                                                        -------        ---        ------       -------
    Total available for sale.........................    21,642         36                      21,678

Investment securities held to maturity:
  U.S. and state governments and agencies............     4,241         10            --         4,251
  Corporate bonds....................................     2,640         --            --         2,640
  Municipal obligations..............................     1,630         --            --         1,630
                                                        -------        ---        ------       -------
    Total held to maturity...........................     8,511         10            --         8,521
                                                        -------        ---        ------       -------
    Total............................................   $30,153        $46        $   --       $30,199
                                                        =======        ===        ======       =======

    At December 31, 1999, investment securities available for sale with a total carrying value of approximately $21,794,000 were pledged by the Banks to secure the Treasury, Tax and Loan Accounts, public deposits and bankruptcy deposits and lines of credit with the Federal Reserve Bank of San Francisco. At December 31, 1998, investment securities available for sale with a carrying value of approximately $2,052,000 were pledged to secure the Treasury, Tax and Loan Accounts.

    In connection with the CCB Merger, the PSB Acquisition, the BOC/SFB Merger and the CalWest/ NBB Merger, management determined that certain available for sale securities and certain held to maturity securities were not in accordance with the Company's defined interest rate risk and credit risk policies. The Company transferred $43,658,000 of held to maturity securities to available for sale and recorded an unrealized loss of $207,000. The Company subsequently sold $3,496,000 of these transferred securities and realized a loss of $16,000. In addition, the Company sold other held to maturity securities which had a carrying value of $9,634,000, at amortized cost, which resulted in a realized loss of $361,000. Under the applicable provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company will continue to classify certain investment securities as held to maturity in the future.

    All of the securities sold resulted in gross realized gains of $3,000 and gross realized losses of $629,000.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

4. INVESTMENT SECURITIES (CONTINUED)
    The contractual maturities of investment securities as of December 31, 1999 are shown below, in thousands. Expected maturities may differ from contractual maturities.

                                                  AT DECEMBER 31, 1999
                                ---------------------------------------------------------
                                    AVAILABLE FOR SALE             HELD TO MATURITY
                                ---------------------------   ---------------------------
                                AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE
                                --------------   ----------   --------------   ----------
Due in one year or less.......     $12,663         $12,558       $ 1,656         $ 1,651
Due after one year through
  five years..................      45,555          45,098         6,936           6,820
Due after five years through
  ten years...................          --              --        21,078          20,668
Due after ten years...........          --              --        40,922          40,201
                                   -------         -------       -------         -------
Total.........................     $58,218         $57,656       $70,592         $69,340
                                   =======         =======       =======         =======

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

    The Banks enter into purchases of securities under agreements to resell substantially identical securities. At December 31, 1999 and 1998, securities purchased under agreements to resell amounted to $0 and $5,000,000, respectively. During 1999 and 1998, the maximum month-end amount outstanding was $5,000,000 for each year and the average balance outstanding was $3,687,000 and $4,567,000, respectively. The average interest rates during 1999 and 1998 were 5.23% and 5.83%, respectively, and the interest rates at December 31, 1999 and 1998, were 0% (zero) and 5.82%, respectively.

    The amounts advanced under these agreements were collateralized by short-term whole loans and are reflected as an asset in the consolidated balance sheets. During the period, the securities were maintained at a third party custodian's account designated by the Banks under a written custodial agreement that explicitly recognizes the Banks' interest in the securities. At
December 31, 1998, these agreements matured within 90 days and no material amount of agreements to resell securities was outstanding with any individual dealer.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

    Loans receivable at December 31, 1999 and 1998 are summarized as follows, in thousands:

                                                             1999       1998
                                                           --------   --------
Loan type:
  Residential real estate loans..........................  $207,118   $    --
  Commercial real estate loans...........................   185,750    47,502
  Construction loans.....................................    63,154        --
  Commercial loans.......................................    59,810    34,503
  Consumer loans.........................................    17,393    14,027
  Small Business Administration loans....................     6,482     3,433
  Equity and other loans.................................    20,077        26
                                                           --------   -------
    Gross loans receivable...............................   559,784    99,491

Less:
  Deferred loan fees.....................................    (1,635)     (216)
  Allowance for loan losses..............................    (6,750)   (1,986)
                                                           --------   -------
    Total loans receivable, net..........................  $551,399   $97,289
                                                           ========   =======

    Activities in the allowance for loan losses for the years ended
December 31, 1999 and 1998 and the period ended December 31, 1997 are summarized as follows, in thousands:

                                                        1999       1998       1997
                                                      --------   --------   --------
Balance, beginning of year..........................    1,986      1,013     $   --
Provision for loan losses...........................      819        340         --
Charge-offs.........................................     (283)      (682)        --
Recoveries..........................................      141        147         --
Additions due to acquisitions.......................    4,087      1,168      1,013
                                                       ------     ------     ------
Balance, end of year................................   $6,750     $1,986     $1,013
                                                       ======     ======     ======

    The Company grants commercial, real estate and consumer loans to customers in the regions the Banks service in Northern and Southern California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate market in Northern and Southern California. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of borrowers to make timely scheduled principal and interest payments on the Company's loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company's investment in the foreclosed property.

    At December 31, 1999 and 1998, the Company was servicing loans on behalf of third party investors of approximately $49,327,000 and $3,529,000, respectively.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)
    Nonaccrual loans amounted to approximately $413,000, $1,654,000 and $415,000 at December 31, 1999, 1998 and 1997, respectively. If nonaccrual loans had been current throughout their terms, interest income would have increased by approximately $4,000, $162,000 and $193,000 for the years ended December 31, 1999 and 1998 and the period ended December 31, 1997, respectively. Loans with principal more than 90 days past due and still accruing amounted to $0 at December 31, 1999 and 1998, and approximately $14,000 at December 31, 1997, respectively. There were no restructured loans at December 31, 1999, and at December 31, 1998 and 1997, the Company had restructured loans of approximately $203,000 and $663,000, respectively, all of which were in compliance with the modified terms, and the balances were current.

    At December 31, 1999 and 1998, loans that were considered impaired totaled $365,000 and $825,000, respectively, which had a related allowance for loan losses aggregating $215,000 and $109,000, respectively. For the years ended December 31, 1999 and 1998, the Company recognized interest income on these impaired loans of $38,000 and $177,000, respectively. The average outstanding principal balance of impaired loans for the years ended December 31, 1999 and 1998 was $774,000 and $812,000, respectively.

    The Company has $175,259,000 in loans pledged at December 31, 1999 related to a line of credit with the Federal Home Loan Bank; there were no amounts outstanding on this line of credit at December 31, 1999.

7. REAL ESTATE OWNED

    The balance of real estate owned is comprised of the following at December 31, 1999 and 1998, in thousands:

                                                                1999       1998
                                                              --------   --------
Other real estate owned, at cost............................   $   --      $372
Allowance to reduce to fair value after selling costs.......       --        --
                                                               ------      ----
Other real estate owned, net................................       --       372
                                                               ======      ====
Acquired for investment and development, net of accumulated
  depreciation..............................................   $5,001      $ --
                                                               ======      ====

    Real estate owned assets, at December 31, 1999 includes $5.0 million of real estate acquired for investment and development, which is primarily vacant land zoned for commercial business use. This real estate investment was initially recorded at the lower of cost or fair market value. Management periodically performs valuations of this real estate and any declines in the fair value will be recognized with a charge to expense and a related decrease in the real estate asset.

    Included in the balance of real estate owned at December 31, 1998, is a loan that was made to facilitate the sale of an OREO. The carrying value of the loan was $205,000 at December 31, 1998. The loan was classified as an OREO due to a contingent liability on performance bonds of $249,000. The reported balance is reduced by principal and interest payments received on the loan. The loan was repaid during 1999.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

7. REAL ESTATE OWNED (CONTINUED)
    A summary of the activity in the valuation allowance for the years ended December 31, 1999 and 1998 is as follows, in thousands:

                                                                1999       1998
                                                              --------   --------
Balance, beginning of year..................................    $ --      $ 338
Additions due to acquisitions...............................      63         --
Charge-offs.................................................     (63)      (338)
                                                                ----      -----
Balance, end of year........................................    $ --      $  --
                                                                ====      =====

8. PREMISES AND EQUIPMENT

    The major classes of premises and equipment at December 31, 1999 and 1998, are as follows, in thousands:

                                                              1999       1998
                                                            --------   --------
Bank premises.............................................  $16,200    $    --
Leasehold improvements....................................    1,314      1,176
Furniture and equipment...................................    6,331      2,577
                                                            -------    -------
                                                             23,845      3,753
Accumulated depreciation and amortization.................   (2,971)    (2,057)
                                                            -------    -------
Premises and equipment, net...............................  $20,874    $ 1,696
                                                            =======    =======

    The depreciation and amortization costs included in occupancy expense were $1,115,000, $218,000 and $24,000 for the years ended December 31, 1999 and 1998 and the period ended December 31, 1997, respectively.

9. DEPOSITS

    At December 31, 1999 and 1998, deposits are summarized by category as follows, in thousands:

                                                            1999       1998
                                                          --------   --------
Demand deposit accounts (non-interest bearing)..........  $151,121   $ 93,130
Demand deposit accounts (interest bearing)..............    55,561     14,986
Money market accounts...................................    91,004     29,426
Savings accounts........................................   115,935      8,729
Time certificates of deposit under $100,000.............   203,468     19,010
Time certificates of deposit of $100,000 and over.......    95,673     27,282
                                                          --------   --------
  Total.................................................  $712,762   $192,563
                                                          ========   ========

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

9. DEPOSITS (CONTINUED)
    Time certificate of deposit accounts are scheduled to mature as follows, in thousands:

                                                               YEAR ENDING
                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Within one year..........................................  $257,167   $35,772
Within two years.........................................    22,904     9,730
Within three years.......................................    10,371       201
Within four years........................................     3,875       539
Within five years........................................     4,331        --
Thereafter...............................................       493        50

10. TRUST PREFERRED SECURITIES AND MINORITY INTEREST IN SUBSIDIARIES

    As described in Notes 1 and 2, when PCC acquired PSB it funded the transaction through the sale of $53 million of PCC Common Stock to the California Fund, the sale of $18.5 million of subordinated debentures and issuance of $3.5 million of 8% noncumulative preferred stock. In the consolidated financial statements of the Company, PCC's $3.5 million of preferred stock is classified as a minority interest in subsidiary and the dividends paid on the preferred stock are classified as cost of minority interest.

    To facilitate the capital structure of the acquisition of PSB by PCC, Placer Funding and Placer Trust were organized.

    Placer Funding obtained a $22 million commercial bank loan from an unaffiliated bank which has a 5-year term and bears interest, at the option of Placer Funding, based on one or more of the following:

        (i) at a fixed rate per annum as agreed upon between Placer Funding and the lender;

        (ii) at LIBOR plus 260 basis points;

       (iii) at the lender's reference rate.

    The loan will amortize with equal quarterly payments of $900,000 commencing as of March 31, 2001, and every quarter thereafter on June 30, September 30, December 31 and March 31, with the balance of the loan due at maturity on August 11, 2004.

    Placer Funding used the proceeds of the term loan to purchase $18.5 million of trust preferred securities from Placer Trust and $3.5 million to purchase one share of 8% noncumulative preferred stock from PCC. Placer Trust used the proceeds of the sale of $18.5 million of trust preferred securities to purchase $18.5 million of subordinated debentures from PCC.

    The trust preferred securities represent preferred, undivided beneficial interests in the assets of Placer Trust, which consist solely of the subordinated debentures and payments under the debentures. The subordinated debentures bear interest at a fixed interest rate of 8%, and will mature at the expiration of 30 years after the date of issuance. The distributions on the trust preferred securities are fixed at a rate per annum of 8% of the liquidation value of the trust preferred securities.

    The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. Subject to the approval of the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

10. TRUST PREFERRED SECURITIES AND MINORITY INTEREST IN SUBSIDIARIES (CONTINUED) Reserve, the subordinated debentures are redeemable prior to maturity at the option of Placer Capital at the expiration of 5 years after issuance or, under some circumstances relating to tax treatment or capital treatment of the trust preferred securities, within 90 days of the occurrence of such circumstances.

    PCC also obtained a $3 million revolving line of credit bearing interest at a rate of LIBOR plus 210 basis points from the same commercial bank to facilitate the timing of its payments of dividends on the noncumulative preferred stock and interest on the subordinated debentures. The terms of the revolving line of credit provide that at no time can the aggregate principal amount of indebtedness outstanding under the revolving line of credit and the term loan exceed $22 million.

    PCC pledged all of the shares of common stock of PSB to the commercial bank lender to secure payment of amounts drawn on the revolving line of credit. Placer Funding pledged all of the trust preferred securities and the noncumulative preferred stock to the commercial bank lender to secure payment of the term loan. The credit agreements entered into by PCC and Placer Funding with the commercial bank lender each contain cross-default provisions.

11. RELATED PARTIES

    As part of its normal banking activities, the Company has extended loans to its directors and officers and to directors and officers of its affiliates. In the opinion of management, all such transactions are on terms similar to those of transactions with nonaffiliated parties. Following is a summary of such loans for the years ended December 31, 1999 and 1998, in thousands:

                                                               1999       1998
                                                             --------   --------
Balance, beginning of year.................................  $ 1,030     $  279
Loans granted or renewed...................................      865        406
Repayments.................................................   (1,674)      (491)
Other changes due to:
  Acquisitions.............................................       --        836
  Officer/director resignations............................     (191)        --
                                                             -------     ------
Balance, end of year.......................................  $    30     $1,030
                                                             =======     ======

    To facilitate the capital structure of the PSB Acquisition, Placer Funding and Placer Trust were organized. Placer Funding is owned by the principals of Belvedere Capital Partners LLC, the general partner of the California Fund ("Belvedere") and Placer Trust is owned by PCC. When PCC acquired PSB it funded the transaction through the sale of $53 million of PCC Common Stock to the California Fund, the sale of $18.5 million of subordinated debentures and issuance of $3.5 million of 8% noncumulative preferred stock. See also Notes 1, 2 and 10 for related parties information.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

11. RELATED PARTIES (CONTINUED)

    Under an agreement dated October 1, 1999, Belvedere serves as the exclusive financial advisor to the Company pursuant to which the Company has agreed to pay Belvedere (i) with respect to any debt financing obtained by the Company in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to three percent (3%) of the aggregate amount financed in the transaction; (ii) with respect to any equity financing by an investor other than the California Fund obtained by the Company in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to five percent (5%) of the aggregate amount financed (including the value of any future specified and/or contingent financing payments) in the transaction; (iii) with respect to any debt financing obtained by the Company other than in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to three percent (3%) of the aggregate amount financed; and (iv) with respect to any equity financing by an investor other than the California Fund obtained by the Company other than in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to five percent (5%) of the aggregate amount financed (including the value of any future specified and/or contingent financing payments).

    Under a substantially similar agreement dated August 10, 1999, Belvedere served as the exclusive financial advisor to PCC and, in that capacity, provided financial advisory services in connection with evaluating and negotiating the PSB Acquisition. Belvedere is the general partner of the California Fund. The Company assumed the obligations of PCC under that agreement and paid fees of $660,000 to Belvedere in 2000 in connection with the PSB Acquisition. Ronald W. Bachli, President and Chief Executive Officer and a director of the Company, Richard W. Decker, Jr., Chairman of the Board of Directors and a director of the Company and J.Thomas Byrom, Secretary and a director of the Company, are principals of Belvedere.

    The Chief Executive Officer of the Company receives no compensation from the Company. However, the Chief Executive Officer is compensated by Belvedere. Except as described above, neither Belvedere nor the California Fund receives any compensation from the Company or any of its subsidiaries.

12. LEASE OBLIGATIONS

    The Company leases administrative and office space under various non-cancelable operating leases. Rental expense was $861,000, $150,000 and $3,000 in 1999, 1998 and 1997, respectively, and is included in occupancy expense. As of December 31, 1999, future minimum rental payments, net of sublease income, required under operating leases that have initial or remaining lease terms in excess of one year are as follows, in thousands:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................   $1,201
2001........................................................    1,078
2002........................................................      716
2003........................................................      383
2004........................................................      382
Thereafter..................................................    1,223
                                                               ------
                                                               $4,983
                                                               ======

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

13. INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 1999 and 1998 and the period ended December 31, 1997 consists of the following, in thousands:

                                                             1999       1998       1997
                                                           --------   --------   ---------
Current provision (benefit):
  Federal................................................   $ 336       $15      $      --
  State..................................................     389         2              2
                                                            -----       ---      ---------
                                                              725        17              2
Deferred provision (benefit):
  Federal................................................    (486)       (2)            --
  State..................................................    (415)       --             --
                                                            -----       ---      ---------
                                                             (901)       (2)            --
                                                            -----       ---      ---------
    Total................................................   $(176)      $15      $       2
                                                            =====       ===      =========

    A reconciliation of the statutory federal income tax provision at the expected statutory rate of 34% compared to the actual income tax provision (benefit) is as follows, in thousands:

                                                                      YEAR (PERIOD) ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------
                                                        1999                        1998                        1997
                                               ----------------------      ----------------------      ----------------------
Federal income tax (benefit) at statutory
  rate.......................................   $(321)        (34.0)%       $(931)        (34.0)%        $(67)        (34.0)%
State income taxes, net of federal income tax
  benefit....................................     (68)         (7.2)            1           0.0           (12)         (6.0)
Subsidiary losses not benefited or applied to
  goodwill...................................     594          62.9            --            --            --            --
Deferred tax asset valuation allowance.......    (900)        (95.2)        1,043          38.1            81          40.0
Net decrease in cash surrender value of life
  insurance policies.........................      33           3.5            --            --            --            --
Municipal investment income..................    (113)        (12.0)           --            --            --            --
Goodwill amortization........................     345          36.6            16           0.6            --            --
Acquisition and merger-related costs.........      99          10.5            --            --            --            --
Cost of minority interest....................      32           3.4            --            --            --            --
Other, net...................................     123          12.8          (114)          4.2            --           0.0
                                                -----         -----         -----         -----          ----         -----
                                                $(176)        (18.7)%       $  15           0.6%         $  2           0.0%
                                                =====         =====         =====         =====          ====         =====

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)
    The components of the deferred income tax assets and liabilities at December 31 are summarized as follows, in thousands:

                                                                1999       1998
                                                              --------   --------
Deferred income tax assets:
  Provision for loan losses.................................  $  2,113   $   290
  Depreciation..............................................        --        (4)
  Deferred rent.............................................        --        46
  Start-up costs............................................       174         3
  Accrued expenses..........................................       146       483
  OREO writedown............................................        --        61
  Interest on non-accrual loans.............................         4       (81)
  Tax credits...............................................        --       113
  Future benefit of state income tax deduction..............       977        --
  Investment portfolio discount.............................     1,204        69
  Loan portfolio discount...................................       485        --
  Unrealized loss on securities.............................       223        --
  Other.....................................................       373        (6)
  Net operating loss carryforward...........................     3,913     2,076
                                                              --------   -------
Deferred income tax assets..................................     9,612     3,050
Valuation allowance.........................................      (660)   (2,345)
                                                              --------   -------
Deferred income tax assets, net.............................     8,952       705
Deferred income tax liabilities:
  Core deposit intangible...................................    (6,115)   (1,683)
  Deferred loan fees........................................      (562)       --
  FHLB dividend.............................................    (1,134)       --
  Bank premises and equipment...............................    (5,365)       --
  Real estate held for investment...........................    (1,990)       --
  Prepaid expenses..........................................      (209)       --
  Other.....................................................      (271)       (3)
  Investment premium........................................        --      (161)
                                                              --------   -------
Deferred income tax liabilities.............................   (15,646)   (1,847)
                                                              --------   -------
Deferred income tax liabilities, net........................  $ (6,694)  $(1,142)
                                                              ========   =======

    The Company believes that a valuation allowance of $660,000 and $2,345,000 for deferred tax assets at December 31, 1999 and 1998, respectively, is adequate to reduce the deferred tax assets to an amount that will more likely than not be realized. The net change in the total valuation allowance was a decrease of $1,685,000 for the year ended December 31, 1999, of which a portion was applied as a reduction to goodwill and the remainder as a reduction of tax expense.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

14. EMPLOYEE BENEFIT PLANS

401(k) PLANS

    BOC and PSB each have defined contribution retirement plans that meet the requirements of Section 401(k) of the Internal Revenue Code and are available to substantially all BOC and PSB employees. BOC and PSB each contribute a discretionary amount determined each year by the respective Banks' management; BOC contributed $35,000 to the BOC 401(k) Plan during 1999, and PSB contributed $70,000 for the five month period ended December 31, 1999. Vesting in the 401(k) Plans is based on years of service, with 100 percent vesting at the end of five full years of service. At the time of the BOC/SFB Merger, the Security First Bank Profit Sharing Plan under Section 401(k) (the "SFB 401(k) Plan") and Cafeteria Plan under Section 125 of the Internal Revenue Code were terminated. The SFB 401(k) Plan was transferred into the BOC 401(k) Plan as of December 31, 1999.

SALARY CONTINUATION PLANS

    The PSB Board of Directors approved a salary continuation plan for four key executives during 1998. Under the PSB salary continuation plan, PSB is obligated to provide the executives, or designated beneficiaries, with annual benefits for fifteen years after retirement or death. The estimated present value of these future benefits are accrued over the period from the effective date of the plan until the executives' expected retirement dates. The expense recognized under this plan totaled $40,000 and the liability accrued as of December 31, 1999 totaled $194,000. Related to the PSB salary continuation plan, PSB invested in single premium life insurance policies with cash surrender values totaling $1,471,000 at December 31, 1999. Income earned on these policies since the PSB Acquisition totaled $66,000 in 1999.

    During 1999, the salary continuation agreements with certain executive officers of BOC were paid off in accordance with certain acceleration provisions related to the Company's acquisition of BOC and the related life insurance polices were liquidated. The agreements provided monthly cash payments to officers on retirement or their beneficiaries in the event of death, beginning in the month after their respective retirement dates or death, and extending for a specified period of years thereafter. BOC funded its obligation related to the officers' salary continuation agreements through the purchase of single premium life insurance policies. At December 31, 1998, the cash surrender value of life insurance amounted to $2,224,000. The present value of liability under the agreements amounted to approximately $1,260,000 at December 31, 1998.

EMPLOYEE STOCK OWNERSHIP PLAN

    On July 15, 1999, the PSB Board of Directors authorized the termination of PSB's defined contribution employee stock ownership plan (the "PSB ESOP") and trust which covered all PSB employees who completed one year of service, as defined in the PSB ESOP. PSB made no contributions to the PSB ESOP during 1999. During 1999, PSB began settlement of the PSB ESOP's net assets available for benefit of the ESOP's participants.

SELF-INSURED HEALTH PLAN

    PSB adopted the Placer Savings Bank Health Plan (the "PSB Health Plan") on January 1, 1997. This is a self-insured program for hospitalization and medical coverage covering substantially all of the PSB employees and their eligible dependents. PSB contracts with a commercial insurance carrier to limit its annual losses to $25,000 per PSB Health Plan participant and $1,000,000 for the PSB Health Plan in total.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

14. EMPLOYEE BENEFIT PLANS (CONTINUED)
Based upon estimates determined by the third-party plan administrator, provision for claims are accrued annually to cover the aggregate liability for claims made and potential claims. Accordingly, costs for the PSB Health Plan administration, claims made and potential claims totaling $100,000 were accrued as of December 31, 1999. The PSB Health Plan was terminated effective December 31, 1999 and replaced by the California Bankers Association Group Insurance Trust.

15. STOCK OPTION PLANS

    At December 31, 1999 the Company had three stock options plans: (i) the California Community Bancshares, Inc. 1999 Stock Option Plan (the "CCB Plan") adopted on October 12, 1999, (ii) the California Financial Bancorp 1999 Stock Option Plan (the "CFB Plan") adopted February 19, 1999 and (iii) the Placer Capital Co. 1999 Stock Option Plan (the "PCC Plan") adopted on August 20, 1999, (collectively referred to as the "Company Plans"). The Company Plans are administered by the Compensation Committee of the Board of Directors of the Company.

THE CFB PLAN AND CCB PLAN

    The Company reserved an aggregate of 6,385,114 shares of authorized and unissued Company Common Stock for the CCB Plan and the CFB Plan. As of December 31, 1999 there are 6,103,356 shares under the CCB Plan for which options may be granted and 281,758 shares subject to outstanding options under the CFB Plan. The CFB Plan was assumed by the Company at the effective date of the CCB Merger. All options outstanding under the CFB Plan were converted into options to purchase Company Common Stock at the CCB Merger Exchange Ratio. All share amounts and exercise prices have been adjusted to reflect the CCB Merger Exchange Ratio.

    Prior to the CCB Merger, CFB's Board of Directors granted 462,889 non-statutory options under the CFB Plan, at exercise prices ranging from $4.06 to $6.94 per share generally with a four-year vesting period from the date of grant and a term of 10 years. No further options will be granted under the CFB Plan.

    The CCB Plan authorized the grant of both incentive and non-statutory options that have terms of not more than 10 years and vest at least 20% per year from the date of grant. Pursuant to the CCB Plan, options may be granted to officers, directors and employees of the Company and of any of its subsidiaries and to independent contractors who perform services for the Company or any of its subsidiaries. Stock options are granted with an exercise price of not less than 100 percent of the fair market value of Company Common Stock on the date of grant. No options have been granted under the CCB Plan.

    Prior to the effective date of the BOC/SFB Merger, all options to purchase SFB common stock outstanding under all stock option plans of SFB (the "SFB Plans") became exercisable, whether or not previously vested and, as of the effective date of the BOC/SFB Merger, all rights to purchase SFB common stock under the SFB Plans terminated.

THE PCC STOCK OPTION PLAN

    Due to state securities law exemptions that were available to PCC when the PCC Plan was adopted, the PCC Plan includes a provision which accelerates unvested options in the event of a Change of Control, as defined in the PCC Plan. CCB and PCC have determined that it is in the respective best interests and advantage of their respective shareholders for PCC to grant options with acceleration provisions in order to attract and retain directors, officers and employees to CCB and its affiliates. The CCB Plan, other than

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

15. STOCK OPTION PLANS (CONTINUED)
those options assumed from the CFB Plan, does not currently provide for acceleration in the event of a Change of Control pursuant to policies of the California Department of Corporations ("DOC").

    On February 29, 2000, CCB agreed to assume the stock options granted and to be granted by PCC under the following conditions:

    - Should the DOC amend its non-acceleration policy and at the time should the CCB Plan not contain such a provision, amend the CCB Plan to provide for acceleration upon a Change of Control and then assume all options previously granted under the PCC Plan.

    - In the event CCB should become exempt from the DOC requirements by having registered its common stock on NASDAQ's national market system, amend the CCB Plan to provide for acceleration upon a Change of Control and then assume all options previously granted under the PCC Plan.

    - Should neither of the previous events have occurred in the event of a proposed transaction constituting a Change of Control of CCB, CCB shall assure that such transaction shall be expressly conditioned upon the acquiring party assuming all of the outstanding options granted under the PCC Plan, including the acceleration of vesting.

    Accordingly, options granted under the PCC Plan will be converted into rights to receive Company Common Stock at an exchange ratio of 2.4605 (the "PCC/CCB Exchange Ratio"). The share amounts and option prices have been adjusted to reflect the PCC/CCB Exchange Ratio.

    PCC stock options are granted with an exercise price of not less than 100 percent of the fair market value of the Company's Common Stock adjusted for the PCC/CCB Exchange Ratio on the date of grant. Stock options granted pursuant to the PCC Plan have terms of not more than 10 years and vest at least
25 percent per year beginning on the first anniversary of the date of grant. Of the 3,912,195 shares reserved under the PCC Plan, there are 2,601,310 shares available, for which options may be granted as of December 31, 1999.

APB NO. 25 AND FAS 123 DISCLOSURE

    The following disclosures reflect the combination of the stock option data and activity under the CCB Plan, the CFB Plan and the SFB Plans prior to the BOC/SFB Merger (collectively the "CCB Plans") for

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

15. STOCK OPTION PLANS (CONTINUED)
the years (period) indicated. Shown separately is the stock option data and activity under the PCC Plan for the year ended December 31, 1999:

                                                              YEAR (PERIOD) ENDED DECEMBER 31,
                                              ----------------------------------------------------------------
                                                      1999                  1998                  1997
                                              --------------------   -------------------   -------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                               SHARES      PRICE      SHARES     PRICE      SHARES     PRICE
                                              ---------   --------   --------   --------   --------   --------
THE CCB PLANS
--------------------------------------------
Outstanding at beginning of year (period)...    118,402    $4.26     123,428     $4.26          --       N/A
Granted.....................................    462,889    $5.52      20,167     $4.26     123,428     $4.26
Canceled....................................   (173,812)   $5.47     (25,193)    $4.26          --        --
Exercised...................................   (125,721)   $4.33          --        --          --        --
                                              ---------              -------               -------
Outstanding at end of year (period).........    281,758    $5.54     118,402     $4.26     123,428     $4.26
                                              =========              =======               =======
Exercisable at end of year (period).........     30,646    $6.17      43,818     $4.26      24,686     $4.26
                                              =========              =======               =======
THE PCC PLAN
--------------------------------------------
Outstanding at beginning of year............         --      N/a         N/a       N/a         N/a       N/a
Granted.....................................  1,323,188    $5.02         N/a       N/a         N/a       N/a
Canceled....................................    (12,303)   $4.06         N/a       N/a         N/a       N/a
Exercised...................................         --       --         N/a       N/a         N/a       N/a
                                              ---------
Outstanding at end of year..................  1,310,885    $5.03         N/a       N/a         N/a       N/a
                                              =========
Exercisable at end of year..................     25,000    $6.64         N/a       N/a         N/a       N/a
                                              =========

    The table below provides the range of exercise prices, weighted-average exercise prices and weighted-average remaining contractual lives for options outstanding at December 31, 1999 for the CCB Plans and the PCC Plan.

                                                                WEIGHTED-AVG
                                                   NUMBER        REMAINING     WEIGHTED-AVG     NUMBER
                           RANGE OF EXERCISE   OUTSTANDING AT   CONTRACTUAL      EXERCISE     EXERCISABLE    WEIGHTED-AVG
OPTION PLAN                     PRICES            12/31/99          LIFE          PRICE       AT 12/31/99   EXERCISE PRICE
-----------                -----------------   --------------   ------------   ------------   -----------   --------------
THE CCB PLANS............   $5.47 to $6.94         281,758      9.30 years         $5.54        30,646            $6.17
THE PCC PLAN.............   $4.06 to $6.64       1,310,885      9.76 years         $5.03        25,000            $6.64

    The estimated fair value of options granted under the CCB Plans was $1.23, $1.17 and $4.26 per share for 1999, 1998 and 1997, respectively. The fair value of options granted under the PCC Plan was $1.28 per share for 1999. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The fair

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

15. STOCK OPTION PLANS (CONTINUED)
value of options granted under the CCB Plans and under the PCC Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                                THE CCB PLANS            THE PCC PLAN
                                                        ------------------------------   ------------
                                                          1999       1998       1997         1999
                                                        --------   --------   --------   ------------
Volatility............................................     Zero       Zero       Zero         Zero
Dividend yield........................................     Zero       Zero       Zero         Zero
Risk free rate........................................    5.16%      6.50%      6.64%        5.92%
Expected life.........................................  5 years    5 years    5 years      5 years

    The Company applies APB No. 25 and related Interpretations in accounting for the Company Plans. Accordingly, no compensation cost has been recognized in operations for the Company Plans in effect during the periods presented. Had compensation cost for the Company Plans been determined based on the fair value at the grant dates for awards under the Company Plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1999 and 1998 and the period ended December 31, 1997, would have been increased to the pro forma amounts indicated below, in thousands, except share data:

                                                                YEAR (PERIOD) ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Net loss:
  As reported...............................................   $ (416)      $(2,649)       $ (209)
  Pro forma including the CCB Plans.........................   $ (476)      $(2,675)       $ (238)
  Pro forma including the CCB Plans and the PCC Plan........   $ (637)          N/A           N/A
Basic and diluted loss per share:
  As reported...............................................   $(0.05)      $ (1.93)       $(1.92)
  Pro forma including the CCB Plans.........................   $(0.06)      $ (1.94)       $(2.19)
  Pro forma including the CCB Plans and the PCC Plan........   $(0.08)          N/A           N/A

    The pro forma amounts shown above may not be representative of the effects on reported net income for future periods.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

16. BASIC AND DILUTED LOSS PER SHARE

    Basic and diluted loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.

                                                              YEAR (PERIOD) ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1999         1998        1997
                                                             ----------   ----------   --------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Net loss...................................................  $     (416)  $   (2,649)  $   (209)
                                                             ==========   ==========   ========
Weighted average shares outstanding........................   7,667,368    1,375,713    108,768
                                                             ==========   ==========   ========
Basic net loss per share...................................  $    (0.05)  $    (1.93)  $  (1.92)
                                                             ==========   ==========   ========

Weighted average shares outstanding........................   7,667,368    1,375,713    108,768
                                                             ==========   ==========   ========
Effect of dilutive stock options...........................          --           --         --
                                                             ----------   ----------   --------
Diluted shares outstanding.................................   7,667,368    1,375,713    108,768
                                                             ==========   ==========   ========
Diluted net loss per share.................................  $    (0.05)  $    (1.93)  $  (1.92)
                                                             ==========   ==========   ========

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    In addition, the fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include other real estate owned and premises and equipment.

    The following methods and assumptions were used to estimate the fair values of financial instruments:

    Investment Securities--For U.S. government and U.S. government agency securities, fair values are based on market prices. For other investment securities, fair values equal quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    Loans--The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

    Other financial assets--The carrying amounts of cash and due from banks, and Federal funds sold, and interest bearing deposits with other financial institutions are considered to approximate fair value. The carrying amounts of accrued interest receivable are considered to approximate fair value.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Deposits--The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at year-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

    Trust Preferred Securities--The fair value of trust preferred securities is based on rates currently available to the Company for similar securities with similar terms and remaining maturity. As the fixed rate of the trust preferred securities approximates current market rates, fair value approximates the carrying value.

    Other financial liabilities--The carrying amounts of accrued interest payable are considered to approximate fair value.

    Commitments to Extend Credit and Standby Letters of Credit--The Company has not estimated the fair value of off-balance sheet commitments to extend credit. Because of the uncertainty in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, the Company does not believe it is meaningful or practicable to provide an estimate of fair value.

    The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                              1999                    1998
                                                      ---------------------   ---------------------
                                                      CARRYING                CARRYING
                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                      --------   ----------   --------   ----------
Financial assets:
  Cash, due from banks, and money market mutual
    fund............................................  $ 39,569    $ 39,569    $ 17,191    $ 17,191
  Federal funds sold and securities purchased under
    agreements to resell............................    20,791      20,791      63,689      63,689
  Interest-bearing deposits with other banks........     2,576       2,576       4,468       4,468
  Investment securities available for sale..........    57,656      57,656      21,678      21,678
  Investment securities held to maturity............    70,592      69,340       8,511       8,521
  Investment in Federal Reserve Bank and Federal
    Home Loan Bank stock............................     4,112       4,112         452         452
  Loans receivable, net.............................   551,399     547,235      97,289      97,952
  Accrued interest receivable.......................     4,644       4,644       1,004       1,004
  Cash surrender value of life insurance............     1,471       1,471       2,224       2,224
Financial liabilities:
  Deposits..........................................  $712,762    $712,807    $192,563    $192,580
  Trust preferred securities........................    18,500      18,500          --          --
  Accrued interest payable..........................       670         670         221         221

    The Company's balance sheet includes the following financial instruments: cash, due from banks, and money market mutual funds, Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with other banks, investment in Federal Reserve Bank and Federal Home Loan Bank stock, cash surrender value of life insurance, accrued interest receivable, trust preferred securities and accrued interest payable. The Company considers the carrying amounts of these instruments in the consolidated financial statements to approximate the fair value for these financial instruments because of

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) the relatively short period of time between origination of the instruments and their expected realization for current items, and the yields on long-term notes reflect estimated current market yields.

18. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in various litigation arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation or any other contingencies would not have a material effect on the Company's consolidated financial position or results of operations.

    In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.

    The Company's exposure to credit loss in the event of non-performance by other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments.

    The Company uses the same loan policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    The Company's commitment to extend credit and standby letters of credit are as follows, in thousands:

                                                             1999       1998
                                                           --------   --------
Commitment to extend credit..............................  $102,833   $20,748
Standby and commercial letters of credit.................       554       668

    At December 31, 1999 the Company had $152,429,000 readily available borrowing capacity from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of San Francisco for which the Company has pledged assets with a carrying value totaling $180,556,000. At December 31, 1998, the Company had a line of credit with the Federal Reserve Bank of San Francisco for $6,500,000 with securities pledged as collateral. The lines are intended to support short-term liquidity. There were no borrowings outstanding against these lines as of December 31, 1999 and 1998.

19. REGULATORY MATTERS

    The Company, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended.

    The Banks, as members of the Federal Reserve System, are subject to the regulations of and regulation by the FRB. Additionally, the Company and the Banks are subject to regulatory capital requirements administered by the state and federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

19. REGULATORY MATTERS (CONTINUED)
statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Banks are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 1999 and 1998, that the Company and Banks have met all capital adequacy requirements to which they are subject.

    As of December 31, 1999 and 1998, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks each must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Company's or any of the Banks' categories.

    Actual capital amounts (in thousands) and ratios for the Company and the Banks as of December 31, 1999 and 1998 are presented in the following table:

AS OF DECEMBER 31, 1999

                                                                  CAPITAL ADEQUACY      WELL CAPITALIZED
                                             ACTUAL CAPITAL          REQUIREMENT           REQUIREMENT
                                           -------------------   -------------------   -------------------
                                            AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                           --------   --------   --------   --------   --------   --------
                                                                             = OR >                = OR >
Total Capital vs. Risk Weighted Assets:
  Consolidated Company...................  $67,441     12.92%    $41,763      8.0%     $52,203     10.0%
  PCC....................................   41,672     11.36%     29,341      8.0%      36,676     10.0%
  PSB....................................   41,984     11.80%     28,463      8.0%      35,580     10.0%
  CalWest................................    7,710     14.82%      4,163      8.0%       5,204     10.0%
  BOC....................................   11,067     10.84%      8,164      8.0%      10,205     10.0%
Tier I Capital vs. Risk Weighted Assets:
  Consolidated Company...................   61,301     11.74%     20,881      4.0%      31,322      6.0%
  PCC....................................   37,458     10.21%     14,671      4.0%      22,006      6.0%
  PSB....................................   37,770     10.62%     14,232      4.0%      21,348      6.0%
  CalWest................................    7,068     13.58%      2,082      4.0%       3,122      6.0%
  BOC....................................    9,783      9.59%      4,082      4.0%       6,123      6.0%
Tier I Capital vs. Average Assets:
  Consolidated Company...................   61,301      7.52%     32,616      4.0%      40,770      5.0%
  PCC....................................   37,458      6.20%     24,172      4.0%      30,215      5.0%
  PSB....................................   37,770      6.30%     23,981      4.0%      29,976      5.0%
  CalWest................................    7,068      9.82%      2,880      4.0%       3,600      5.0%
  BOC....................................    9,783      7.06%      5,542      4.0%       6,927      5.0%

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

19. REGULATORY MATTERS (CONTINUED)
AS OF DECEMBER 31, 1998:

                                                                 CAPITAL ADEQUACY      WELL CAPITALIZED
                                            ACTUAL CAPITAL          REQUIREMENT           REQUIREMENT
                                          -------------------   -------------------   -------------------
                                           AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                          --------   --------   --------   --------   --------   --------
                                                                            = OR >                = OR >
Total Capital vs. Risk Weighted Assets:
  Consolidated Company..................  $20,331     14.98%    $10,858      8.0%     $13,572     10.0%
  SFB...................................    5,433     16.95%      2,564      8.0%       3,205     10.0%
  NBB...................................    4,741    172.00%        221      8.0%         276     10.0%
  CalWest...............................    4,384     11.60%      3,023      8.0%       3,779     10.0%
  BOC...................................    8,024     13.03%      4,926      8.0%       6,158     10.0%
Tier I Capital vs. Risk Weighted Assets:
  Consolidated Company..................   18,631     13.73%      5,428      4.0%       8,142      6.0%
  SFB...................................    5,027     15.69%      1,282      4.0%       1,922      6.0%
  NBB...................................    4,724    171.00%        111      4.0%         166      6.0%
  CalWest...............................    4,119     10.90%      1,512      4.0%       2,267      6.0%
  BOC...................................    7,254     11.78%      2,463      4.0%       3,695      6.0%
Tier I Capital vs. Average Assets:
  Consolidated Company..................   18,631      9.45%      7,886      4.0%       9,858      5.0%
  SFB...................................    5,027      9.57%      2,101      4.0%       2,626      5.0%
  NBB...................................    4,724     60.00%        315      4.0%         394      5.0%
  CalWest...............................    4,119      8.10%      2,034      4.0%       2,543      5.0%
  BOC...................................    7,254      6.96%      4,169      4.0%       5,211      5.0%

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

20. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

    CCB's parent company only condensed balance sheets as of December 31, 1999 and 1998 are as follows, in thousands:

                                                              1999       1998
                                                            --------   --------
ASSETS
  Cash and cash equivalents...............................  $ 5,879    $ 3,107
  Premises and equipment, net.............................       80        236
  Investment in subsidiaries..............................   89,280     33,140
  Other assets............................................    2,103        781
                                                            -------    -------
    TOTAL ASSETS..........................................  $97,342    $37,264
                                                            =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES--
  Accrued expenses and other liabilities..................  $ 1,508    $ 2,522
                                                            -------    -------
    Total liabilities.....................................    1,508      2,522
STOCKHOLDERS' EQUITY:
Common stock--$0.01 par value; 75,000,000 shares
  authorized; 21,267,483 shares issued and outstanding at
  December 31, 1999, and no par value; 10,000,000 shares
  authorized; and 6,875,776 shares issued and outstanding
  at December 31, 1998....................................   99,450     37,581
  Accumulated other comprehensive (loss) income...........     (342)        19
  Accumulated deficit.....................................   (3,274)    (2,858)
                                                            -------    -------
  Total stockholders' equity..............................   95,834     34,722
                                                            -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $97,342    $37,264
                                                            =======    =======

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

20. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)
    CCB's parent company only condensed statements of operations for the years ended December 31, 1999 and 1998 and for the period from inception
(September 11, 1997) through December 31, 1997, are as follows, in thousands:

                                                                                    FOR THE PERIOD
                                                              FOR THE YEARS ENDED    SEPTEMBER 11
                                                                 DECEMBER 31,          THROUGH
                                                              -------------------    DECEMBER 31,
                                                                1999       1998          1997
                                                              --------   --------   --------------
Interest income.............................................  $    41    $    28        $   7
Other.......................................................      158         --           --
Equity in undistributed net (loss) income in subsidiaries...     (713)      (531)          21
                                                              -------    -------        -----
Gross income................................................     (514)      (503)          28
Expenses:
  Interest expense..........................................       --         41           --
  Salaries and employee benefits............................      593        877           49
  Professional fees.........................................      403        925          148
  Occupancy and premises and equipment......................      270        105           --
  Goodwill amortization.....................................       91         77           10
  Other operating expenses..................................      299        223           20
                                                              -------    -------        -----
                                                                1,656      2,248          227
                                                              -------    -------        -----
Loss before provision for income taxes......................   (2,170)    (2,751)        (199)
Provision (benefit) for income taxes........................   (1,400)         1           --
                                                              -------    -------        -----
Loss before minority interest...............................     (770)    (2,752)        (199)
Minority interest in net loss (income) of subsidiaries......      354        103          (10)
                                                              -------    -------        -----
Net loss....................................................  $  (416)   $(2,649)       $(209)
                                                              =======    =======        =====

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

20. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)
    CCB's parent company only condensed statements of cash flows for the year ended December 31, 1999 and 1998 and for the period from inception
(September 11, 1997) through December 31, 1997, are as follows, in thousands:

                                                                                    FOR THE PERIOD
                                                              FOR THE YEAR ENDED     SEPTEMBER 11
                                                                 DECEMBER 31,          THROUGH
                                                              -------------------    DECEMBER 31,
                                                                1999       1998          1997
                                                              --------   --------   --------------
Net loss....................................................  $   (416)  $ (2,649)     $  (209)
Cash flows from operating activities:
  Equity in net loss (income) of subsidiaries...............       359        428          (11)
  Depreciation and amortization.............................        75        130           10
  Write down of equipment...................................       133         --           --
  Net change in other assets, accrued expenses and other
    liabilities.............................................    (1,265)     1,642          117
                                                              --------   --------      -------
    Net cash used in operating activities...................    (1,114)      (449)         (93)
Cash flows from investing activities:
  Acquisition of subsidiaries...............................   (52,931)   (30,144)      (3,500)
  Net increase in interest-bearing deposits with other
    banks...................................................        --        900         (900)
  Purchases of premises and equipment.......................       (82)      (282)          (6)
  Proceeds from sale of equipment...........................        30         --           --
                                                              --------   --------      -------
    Net cash used in investing activities...................   (57,983)   (29,526)      (4,406)
Cash flows from financing activities--
  Proceeds from issuance of common stock and from exercise
    of options..............................................    61,869     32,971        4,610
                                                              --------   --------      -------
    Net cash provided by financing activities...............    61,869     32,971        4,610
                                                              --------   --------      -------
Increase in cash and cash equivalents.......................     2,772      2,996          111
Beginning cash and cash equivalents.........................     3,107        111           --
                                                              --------   --------      -------
Ending cash and cash equivalents............................  $  5,879   $  3,107      $   111
                                                              ========   ========      =======

21. SUBSEQUENT EVENTS

CCB STOCK OPTION PLAN-SECURITIES REGISTRATION

    The Company registered the securities reserved under the CCB Plan with the SEC on Form S-8 on January 14, 2000. The CFB Plan as described in Note 15, was assumed by the Company. As of December 31, 1999, there were 6,385,114 options authorized for grant under the CCB Plan and CFB Plan.

SACRAMENTO COMMERCIAL BANK ACQUISITION (UNAUDITED)

    On March 1, 2000, the Company issued shares of Company Common Stock to the California Fund in exchange for all of the outstanding shares of stock in Sacramento Capital Co. ("SCC"), a bank holding company. SCC was formed by the California Fund for the purpose of acquiring Sacramento Commercial Bank ("SCB"), a single branch California state-chartered commercial bank. SCC was capitalized through the sale of $33.4 million of SCC common stock to the California Fund and through the sale of $4.7 million of non-voting preferred stock to CCB. The total purchase price paid by SCC for SCB was $37.6 million, net of a cash dividend of $4.0 million paid by SCB to SCC. At December 31, 1999, SCB had total assets,

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

21. SUBSEQUENT EVENTS (CONTINUED)
deposits, and shareholders' equity of $209.5 million, $191.7 million and $15.9 million, respectively. The acquisition of SCB by SCC was accounted for under the purchase method of accounting. SCC was merged with and into the Company in a transaction accounted for under the "as-if" pooling-of-interests method of accounting.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The quarterly results of the Company for the years ended December 31, 1999 and 1998 are presented below (in thousands, except per share data):

                                                         MARCH 31,   JUNE 30,   SEPT 30,    DEC 31,
                                                           1999        1999       1999       1999
                                                         ---------   --------   --------   ---------
Interest income........................................   $ 3,478    $ 3,605    $ 3,797    $  21,933
Interest expense.......................................       895        873        961        8,639
                                                          -------    -------    -------    ---------
Net interest income before provision for loan losses...     2,583      2,732      2,836       13,294
Provision for loan losses..............................        60         91        198          470
                                                          -------    -------    -------    ---------
Net interest income after provision for loan losses....     2,523      2,641      2,638       12,824
Noninterest income.....................................       419        453        504        1,499
Amortization of intangible assets......................       281        293        294        1,158
Other noninterest expenses.............................     3,200      3,003      3,149       12,975
                                                          -------    -------    -------    ---------
Income (loss) before provision for income taxes and
  minority interests...................................      (539)      (202)      (301)         190
Provision for income tax (benefit) expense.............       173        116       (283)        (182)
Minority interests.....................................      (100)       (42)       (58)         (60)
                                                          -------    -------    -------    ---------
Net income (loss)......................................   $  (612)   $  (276)   $    40    $     432
                                                          =======    =======    =======    =========
Shares outstanding
  Basic................................................   6,875.8    6,875.8    6,911.6      9,980.5
  Diluted..............................................   6,875.8    6,875.8    7,035.1     10,129.7
Net income per share
  Basic................................................   $ (0.09)   $ (0.04)   $  0.01    $    0.04
  Diluted..............................................   $ (0.09)   $ (0.04)   $  0.01    $    0.04

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                     MARCH 31,   JUNE 30,   SEPT 30,      DEC 31,
                                                       1998        1998       1998         1998
                                                     ---------   --------   ---------   -----------
Interest income....................................   $  817      $  838    $     916   $     1,249
Interest expense...................................      309         294          303           404
                                                      ------      ------    ---------   -----------
Net interest income before provision for loan
  losses...........................................      508         544          613           845
Provision for loan losses..........................       18          18          262            42
                                                      ------      ------    ---------   -----------
Net interest income after provision for loan
  losses...........................................      490         526          351           803
Noninterest income.................................       72         387          227            50
Amortization of intangible assets..................       19          19           19            68
Other noninterest expenses.........................      783         862          951         2,922
                                                      ------      ------    ---------   -----------
Income (loss) before provision for income taxes and
  minority interests...............................     (240)         32         (392)       (2,137)
Provision for income tax (benefit) expense.........       --           1            1            13
Minority interests.................................      (12)        221            7          (319)
                                                      ------      ------    ---------   -----------
Net income (loss)..................................   $ (207)     $ (211)   $    (400)  $    (1,831)
                                                      ======      ======    =========   ===========
Shares outstanding
  Basic............................................    843.4       843.4      1,075.2       2,726.0
  Diluted..........................................    843.4       843.4      1,075.2       2,726.0
Net loss per share
  Basic............................................   $(0.25)     $(0.25)   $   (0.37)  $     (0.67)
  Diluted..........................................   $(0.25)     $(0.25)   $   (0.37)  $     (0.67)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Board of Directors of the Company appointed KPMG LLP as its auditors to replace Deloitte & Touche, LLP on November 15, 1999. Deloitte & Touche, LLP's report dated February 23, 1999 on the Company's consolidated financial statements as of and for the year ended December 31, 1998 did not include an adverse opinion or disclaimer opinion nor was it qualified as to audit scope or accounting principles.

    During the Company's fiscal year ended December 31, 1998 and subsequent period prior to appointing KPMG LLP, there were no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to Deloitte & Touche, LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

    During the Company's fiscal year ended December 31, 1998 and subsequent period prior to appointing KPMG LLP:

        (a) Deloitte & Touche, LLP had not advised the Company that there did not exist the internal controls necessary for the Company to develop reliable financial statements;

        (b) Deloitte & Touche, LLP had not advised the Company that information had come to their attention that had led them to no longer be able to rely on management's representations, or that had made Deloitte & Touche, LLP unwilling to be associated with the financial statements prepared by management;

        (c) Deloitte & Touche, LLP had not advised the Company that they needed to expand significantly the scope of their audit, or that information had come to their attention during such time period that if further investigated may (i) materially impact the fairness or reliability of either the previously issued audit report or the underlying financial statements, or the financial statements to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report or (ii) cause Deloitte & Touche, LLP to be unwilling to rely on management's representations or be associated with the Company's financial statements; and

        (d) Deloitte & Touche, LLP had not advised the Company that information has come to their attention of the type described in subparagraph (c) above, the issue not being resolved to their satisfaction prior to its dismissal.

    The Company had appointed Deloitte & Touche, LLP as its auditors, to replace Arthur Andersen, LLP on November 19, 1998. Arthur Andersen, LLP's report dated February 25, 1998 on the Company's consolidated financial statements as of and for the period from the Company's inception (September 11, 1997) to December 31, 1997 did not include an adverse opinion or disclaimer opinion, nor was it qualified as to audit scope or accounting principles.

    During the Company's period ended December 31, 1997, and subsequent period prior to appointing Deloitte & Touche, LLP there were no disagreements with Arthur Andersen, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to Arthur Andersen, LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

    During the Company's period ended December 31, 1997, and subsequent period prior to appointing Deloitte & Touche, LLP:

        (e) Arthur Andersen, LLP had not advised the Company that there did not exist the internal controls necessary for the Company to develop reliable financial statements;

        (f) Arthur Andersen, LLP had not advised the Company that information had come to their attention that had led them to no longer be able to rely on management's representations, or that had made Arthur Andersen, LLP unwilling to be associated with the financial statements prepared by management;

        (g) Arthur Andersen, LLP had not advised the Company that they needed to expand significantly the scope of their audit, or that information had come to their attention during such time period that if further investigated may
    (i) materially impact the fairness or reliability of either the previously issued audit report or the underlying financial statements, or the financial statements to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report or (ii) cause Arthur Andersen, LLP to be unwilling to rely on management's representations or be associated with the Company's financial statements; and

        (h) Arthur Andersen, LLP had not advised the Company that information has come to their attention of the type described in subparagraph (c) above, the issue not being resolved to their satisfaction prior to its dismissal.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    The following table sets forth information as to each member of the Board of Directors, such person's age, such person's position with the Company and the period during which such person has served as a director of the Company.

NAME                              AGE        POSITION WITH THE COMPANY     DIRECTOR OF THE COMPANY SINCE
----                            --------   ------------------------------  -----------------------------
Ronald W. Bachli..............     59      President, Chief Executive            1999
                                           Officer and Director

Richard W. Decker, Jr.........     55      Chairman of the Board and             1999
                                           Director

J. Thomas Byrom...............     52      Secretary and Director                1999

Joseph P. Heitzler............     55      Director                              1999

Robert J. Kushner.............     49      Director                              1999

Larry D. Mitchell.............     57      Director                              1999

Clifford R. Ronnenberg........     62      Director                              1999

Jaynie Studenmund.............     45      Director                              1999

    RONALD W. BACHLI has been President, Chief Executive Officer and a director of the Company since its incorporation in September, 1999. He also has been a managing member of Belvedere and Vice Chairman and director of its predecessor since December 1998. He is the Chairman of the Board of Directors of PSB and a director of PCC, PSB, BOC and CalWest. Mr. Bachli received his B.S. in Finance from the University of San Francisco in 1962 and his Juris Doctor degree from the University of San Francisco School of Law in 1972. From 1982 until joining the general partner of the California Fund in late 1998, Mr. Bachli was a banking partner in the firm of Lillick & Charles LLP where he specialized in regulatory, corporate finance, and mergers and acquisitions for financial institutions.

    RICHARD W. DECKER, JR. has over 29 years of banking experience. Mr. Decker is a managing member of Belvedere and was the President and a co-founder of its predecessor. Mr. Decker was the Chief Executive Officer of CFB from January 1, 1999 to April 30, 1999. He is the Chairman of the respective Boards of Directors of the Company and PCC, and also serves on the Boards of Directors of PCC, PSB and BOC. Mr. Decker is also a director of Cerritos Valley Bancorp, which has a class of securities registered under Section 12(g) of the Exchange Act.
Mr. Decker was co-founder and Vice Chairman of Independent Bancorp of Arizona. Mr. Decker assisted in the formation of Pan American Savings Bank, where he served for four years as a director and chairman of the audit committee. Previously, he served as President, CEO and director of WestAmerica Bank, headquartered in Marin County, California, and worked for 15 years in senior management positions at First Interstate Bank of California, leaving in 1988 as Executive Vice President, Chief Administrative Officer and a member of the bank's "managing committee." Mr. Decker earned his BS degree from Long Beach State University in 1967 and an MBA in 1969. In 1970, he earned an additional graduate degree from the American Graduate School of International Management (Thunderbird). In addition, he completed the Graduate School of Credit and Financial Management at Stanford Business School and in 1986 completed the Advanced Management Program (AMP) at Harvard Business School.

    J. THOMAS BYROM has been Chief Financial Officer of Belvedere and its predecessor since 1997. He is secretary and a director of the Company, and is a director of PCC, PSB, and CalWest. Prior to joining of Belvedere, Mr. Byrom was President and Chief Financial Officer at Tracy Federal Bank, F.S.B., in Tracy,

California. Earlier in his career, Mr. Byrom was Senior Vice President in the finance division at 1st Nationwide Bank, and Vice President in charge of profit planning at Wells Fargo Bank.

    JOSEPH P. HEITZLER is a director of the Company and of CalWest and is a resident of Rolling Hills, California. Mr. Heitzler is president of National Mobile Television, Inc., a worldwide and the nation's largest provider of mobile broadcasting facilities. Until July of 1997 when he sold the business to National Mobile Television, Inc., Mr. Heitzler was president of VTE Mobile Television, Inc. a major provider of mobile broadcasting facilities, primarily for sporting events. Prior to becoming involved with VTE Mobile
Television, Inc., Mr. Heitzler was senior executive producer for CBS
Sports, Inc. and Emmy winning producer of NFL Football. Subsequently,
Mr. Heitzler was president of Forum Sports Entertainment, Inc. the then parent company of the Los Angeles Lakers, Los Angeles Kings and the Forum.

    ROBERT J. KUSHNER is a director and Chairman of the Audit Committee of the Company and a director of BOC. Mr. Kushner is a certified public accountant, and has been a principal of the accounting firm of Kushner, Smith, Joanou & Gregson LLP since 1979. Mr. Kushner received a B.S. degree in accounting and finance from the University of Southern California in 1973. Mr. Kushner's previous experience related to audit management positions with two different international accounting firms. He was an appointed member of the State Board of Accountancy's Administrative Committee and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

    LARRY D. MITCHELL is a director of the Company and of PSB. Mr. Mitchell has 29 years of experience in the computer industry with the Hewlett Packard Company. Prior to his retirement in October 1997, he was site general manager of Hewlett Packard, Roseville, California. Mr. Mitchell earned an AB degree in Engineering Science from Dartmouth College and an MBA from the Stanford Business School. Mr. Mitchell serves as a director of the Finisar Corporation (which has a class of securities registered under Section 12(g) of the Exchange Act) and a director of numerous non-profit community organizations.

    CLIFFORD R. RONNENBERG is a director of the Company and of BOC.
Mr. Ronnenberg is Chairman, CEO and sole shareholder of CR&R, Incorporated, a leading environmental management, hauling and recycling company serving Southern California. Mr. Ronnenberg also owns Haulaway Storage Containers with business service operations in seven western states and serves as Vice President of Ronnenberg Inc., a family owned mobile home park management company.

    JAYNIE M. STUDENMUND is a director of the Company and a resident of La Canada, California. Ms. Studenmund is President and Chief Operating Officer of PayMyBills.com, an idealab! Company that provides bill management and electronic payment services via the internet. From 1985 through 1996, Ms. Studenmund worked in a variety of management positions for First Interstate Bank of California, including EVP for the Retail Banking Group, Area Manager for Southern California, and Chief Marketing Officer. Following First Interstate Bank, Ms. Studenmund served as the EVP for Retail Banking for Great Western Bank and Home Savings of America. She was recruited to these savings and loan giants to help with their rapid turnaround and conversion to more 'bank-like' capabilities. Her experience prior to banking includes serving as a management consultant at Booz, Allen & Hamilton. Ms. Studenmund has a BA from Wellesley College and an MBA from the Harvard Business School.

    The Board of Directors held four (4) meetings in 1999. During 1999 each director attended at least 75% of the total number of meetings of the Board of Directors and committees on which he or she served.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

    The Audit Committee of the Board of Directors consists of Mr. Kushner as Chairman and Messrs. Byrom, Decker and Mitchell. The Audit Committee recommends to the Board of Directors for its approval a certified public accounting firm to conduct the Company's annual audit. The Audit Committee also (i) confers from time to time with the Company's certified public accountants regarding their audit work and the details thereof, and maintains a communication link between the Company's certified public accountants and the Company's Board of Directors; (ii) reviews management letters of the Company's certified public accounting firm, (iii) oversees and evaluates the internal audit function to ascertain that professional internal auditing is performed throughout the Company and its subsidiaries (iv) approves revisions in policies related to accounting, risk and internal control matters and meets and consults with the Company's executive and financial officers to discuss accounting policies, (v) reviews staffing of the Company's accounting and financial departments and makes recommendations to the Board of Directors relating to these departments, (vi) reviews, before publication, the Company's annual consolidated financial statements and any other financial statements deemed to be appropriate by the Committee, and (v) provides assistance and recommendations to the Board of Directors with respect to the general financial needs, policies and practices of the Company.

    The Audit Committee had four (4) meetings in 1999.

COMPENSATION COMMITTEE

    The Compensation Committee of the Board of Directors consists of Mr. Heitzler as Chairman and Messrs. Decker and Ronnenberg. The Compensation Committee's responsibilities include recommending to the Board of Directors annual performance goals for the Company's executive officers, measuring and reporting to the Board of Directors the annual performance of the Company's executive officers, recommending to the Board of Directors base pay, annual bonus awards, and long term incentive awards for the Company's executive officers, recommending to the Board of Directors compensation and benefit plans for employees of the Company, reviewing all human resource plans and policies of the Company and recommending changes as appropriate to the Board of Directors, recommending to the Board of Directors programs for management development and executive retention and evaluating the state of employee relations, and recommending actions to the Board of Directors as appropriate.

    The Compensation Committee had no meetings in 1999.

MARKETING COMMITTEE

    The Marketing Committee of the Board of Directors consists of Ms. Studenmund as Chairperson and Messrs. Decker, Heitzler and Kushner. The primary responsibility of the Marketing Committee is to oversee communications with employees, customers and shareholders. This responsibility includes preparation of the annual report, planning for the annual shareholders' meeting, and communicating the Company's mission and corporate values.

    The Marketing Committee had no meetings in 1999.

TECHNOLOGY COMMITTEE

    The Technology Committee of the Board of Directors consists of Mr. Mitchell as Chairman and Messrs. Byrom and Decker. The Technology Committee's primary responsibility is to guide the use of technology resources throughout the Company and its subsidiaries, and insure that such resources contribute to the Company's overall goals.

    The Technology Committee had no meetings in 1999.

ALCO COMMITTEE

    The ALCO Committee of the Board of Directors, which was formed in the year 2000, consists of Mr. Byrom as Chairman and Messrs. Bachli, Decker and Kushner. The ALCO Committee's primary responsibilities are to establish and monitor management's compliance with consolidated limits for exposure to interest rate risk; provide a forum for the Company's subsidiaries to communicate issues and to seek guidance regarding interest rate risk, concentration risk, asset/liability volume, mix and pricing, and investments and liquidity; provide direction to Company staff regarding management of liquidity and investments; and report to the Board of Directors on the Company's interest rate risk exposure, asset/ liability management at the Company's subsidiaries, and management of liquidity and investments.

EXECUTIVE OFFICERS

    The following table sets forth as to each of the persons who currently serves as an Executive Officer of the Company, such person's age, such person's current position with the Company, and the period during which the person has served in such position:

NAME                               AGE         POSITION WITH THE COMPANY     YEAR HIRED BY THE COMPANY
----                             --------   -------------------------------  -------------------------
Ronald W. Bachli...............     59      President and Chief Executive              1999
                                            Officer

Richard W. Decker, Jr..........     55      Chairman of the Board of                   1999
                                            Directors

David E. Hooston...............     43      Chief Financial Officer                    2000

Lynn M. Hopkins................     32      Controller                                 2000

    For biographical information concerning Messrs. Bachli and Decker, see--Directors.

    DAVID E. HOOSTON is the Chief Financial Officer of the Company. From 1998 through April 30, 1999 Mr. Hooston served as President, Chief Operating Officer and director of CFB. Mr. Hooston also served as a member of the Board of Directors of BOC, CalWest, SFB and NBB. Prior to that, he was the Chief Operating Officer of SFB from 1995 to 1998 and from 1991 to 1995 he was a financial consultant. Mr. Hooston received his BA degree in Business Economics from the University of California, Santa Barbara in 1979 and is a member of the American Institute of Certified Public Accountants and the California State Society of Certified Public Accountants.

    LYNN M. HOPKINS, CPA is the Controller of the Company. Prior to joining the Company, Ms. Hopkins was the Senior Vice President and Controller of Western Bancorp, a bank holding company, headquartered in Newport Beach, California, from August 1998. Prior to joining Western Bancorp, Ms. Hopkins was a Senior Manager with KPMG LLP in the financial services assurance practice. Ms. Hopkins received her BA degree in Economics from the University of California, Los Angeles in 1989.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

    The following table sets forth a summary of the compensation paid during each of the Company's last three completed fiscal years for services rendered in all capacities to Richard W. Decker, Jr., President and Chief Executive Officer of the Company from January 1, 1999 to April 30, 1999, Harvey Ferguson, who served as President and Chief Executive Officer from May 1, 1999 to
December 14, 1999 (who also serves Chief Executive Officer of BOC and CalWest and was the only executive officer of the Company whose annual compensation exceeded $100,000 for 1999), and Ronald W. Bachli, President and Chief Executive Officer of the Company since December 14, 1999 (collectively, Messrs. Decker, Ferguson, and Bachli are referred to herein as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 ------------
                                                   ANNUAL COMPENSATION            SECURITIES
                                            ----------------------------------    UNDERLYING     ALL OTHER
                                                                  OTHER ANNUAL     OPTIONS/     COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      SALARY     BONUS     COMPENSATION     SARS (#)         ($)
---------------------------      --------   --------   --------   ------------   ------------   ------------
Ronald W. Bachli, .............    1999          -0-        -0-       -0-              -0-              -0-
  President and Chief              1998          N/A        N/A       N/A              N/A              N/A
  Executive Officer(4)             1997          N/A        N/A       N/A              N/A              N/A
Richard W. Decker, Jr. ........    1999          -0-        -0-       -0-              -0-              -0-
  Chairman and Chief               1998          N/A        N/A       N/A              N/A              N/A
  Executive Officer(5)             1997          N/A        N/A       N/A              N/A              N/A

Harvey Ferguson, ..............    1999     $153,000   $100,000       -0-          110,287(1)    $  176,500(2)
  President and Chief              1998     $130,000   $ 15,000       -0-              -0-       $1,166,020(3)
  Executive Officer(5)             1997          N/A        N/A       N/A              N/A              N/A

--------------------------

(1) Represents stock options granted under the CFB Plan and the PCC Plan in 1999. The number of shares have been adjusted to reflect the conversion of options pursuant to the terms of the CCB Merger and the PCC Exchange Ratio.

(2) Includes $4,300 contributed by BOC to Mr. Ferguson's account in the BOC 401(k) Plan, a $7,200 auto allowance and $165,000 which Mr. Ferguson would be entitled to receive in the event his employment is terminated without cause or in the event he chooses to terminate the agreement after a change of control. Mr. Ferguson will be entitled to other payments in the event of termination of employment. See--Employment Agreement with Harvey Ferguson.

(3) Includes $3,900 contributed by BOC to Mr. Ferguson's account in the BOC 401(k) Plan, a $6,000 auto allowance and as a result of the BOC Acquisition, Mr. Ferguson received $945,000 under his prior salary continuation agreement with BOC and $211,120 in cancellation of his BOC stock options.

(4) Mr. Bachli has been the President and CEO of the Company since its incorporation in September 1999 and has not received any compensation from the Company. See Item 13. Certain Relationships and Related Transactions.

(5) Mr. Decker, as Chairman and Chief Executive Officer of CFB from December 1998 to April 1999 and did not receive any compensation from the Company. Mr. Ferguson was President and Chief Executive Officer of CFB from April 1999 to December 1999.

COMPENSATION OF DIRECTORS

    Except for Messrs. Decker, Bachli and Byrom, who serve without compensation, members of the Board of Directors receive a retainer of $1,000 per month for service as members of the Board of Directors. In addition, members of Board of Director's committees receive a retainer of $500 per month for each committee of which a director is a member and Board of Director's committee chairpersons receive a retainer of $750 per month. Additionally, in 1999 certain directors received options under the CFB Plan and PCC Plan. See--Directors' Options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
  DECISIONS

    On December 13, 1999, the Company formed the Compensation Committee and appointed Mr. Heitzler as Chairman and Messrs. Decker and Ronnenberg as members. No member of the Compensation Committee is a current or former officer of the Company except for Mr. Decker, who was Chief Executive Officer of CFB from January 1 to April 30, 1999.

OTHER INFORMATION

    Certain incidental personal benefits to executive officers of the Company (not otherwise disclosed in this Annual Report on Form 10-K) may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. With respect to any individual Named Executive Officer, the aggregate amount of such compensation for the 1999 fiscal year did not exceed the lesser of $50,000 or ten percent (10%) of the compensation reported in the Cash Compensation Table for such individual Named Executive Officer.

EMPLOYMENT AGREEMENT WITH HARVEY FERGUSON

    As a condition to the BOC Acquisition, Harvey Ferguson entered into an employment agreement with BOC. The term of Mr. Ferguson's employment agreement began on December 31, 1998, the effective date of the BOC Acquisition. Pursuant to the employment agreement, Mr. Ferguson was employed by BOC as Chief Executive Officer and was to receive base compensation of $130,000 per year and be eligible for a discretionary annual bonus, in an amount not to exceed $20,000.

    In May of 1999, the agreement with BOC was terminated in consideration of a new contract entered into by and among CFB, BOC, and Mr. Ferguson. Under the terms of this new contract, Mr. Ferguson is to receive base compensation of $165,000 per year and is eligible for a discretionary bonus. This new agreement terminates in May 2002. As a result of the CCB Merger, CFB's obligations under this agreement have been assumed by the Company.

    Mr. Ferguson also receives other benefits, including reimbursement of expenses, insurance, an automobile allowance of $600 per month, vacation pay and participation in other benefit programs generally provided to other employees and/or senior executives.

    In the event of:

    - a merger in which neither the Company nor BOC is the surviving corporation the majority of the capital stock of which is not owned by the sole shareholder of the Company or BOC or an affiliate thereof; or

    - a transfer of all or substantially all of the assets of BOC or the Company; or

    - any other corporate reorganization in which there is a change in ownership of the outstanding shares of the Company or BOC wherein more than fifty percent (50%) of the outstanding shares of the Company or BOC are transferred to any other partnership, corporation, trust or business entity (each a "Change in Control"); or

    - the dissolution of the Company or BOC;

Mr. Ferguson's agreement shall not be terminated, but instead, the surviving or resulting corporation shall be bound by and shall have the benefit of the provisions of the agreement. Notwithstanding the foregoing, in the event of a Change in Control and in the event that, during the twelve month period following such Change in Control, Mr. Ferguson terminates his employment with the Company or BOC following a reduction in Mr. Ferguson's duties or title, or a reduction in his base salary, Mr. Ferguson shall receive a single sum severance payment equal to twelve (12) months of his then current base salary, less customary withholdings and taxes.

LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

    No Long Term Incentive Plan awards were made during 1999 to any of the Named Executive Officers.

STOCK OPTIONS PLANS

CALIFORNIA COMMUNITY BANCSHARES, INC. 1999 STOCK OPTION PLAN

    The California Community Bancshares, Inc. 1999 Stock Option Plan (the "CCB Plan") was designed to attract, retain and motivate directors, officers and key employees of the Company and its subsidiaries by providing added incentives to enlarge their proprietary interest in the Company, to increase their efforts on behalf of the Company and its subsidiaries, and to continue their association with the Company and its subsidiaries. The CCB Plan is subject to the approval of the Company's shareholders. It permits the granting of nonqualified stock options and incentive stock options during a period of ten years from the date of adoption by the Board of Directors. The CCB Plan is administered by the Compensation Committee of the Board of Directors.

    The total number of shares of Company Common Stock reserved under the CCB Plan is 6,103,356, subject to adjustment if the outstanding shares of Company Common Stock are increased, decreased, or changed into or exchanged for a different number or kind of shares or securities of the Company, through a reorganization, merger, recapitalization, reclassification, stock split, reverse stock split, stock dividend, stock consolidation, or otherwise, without consideration to the Company. Under the CCB Plan, all options are granted at an exercise price of not less than 100% of the fair market value of the Company Common Stock at the time the option is granted. The CCB Plan provides for the granting of options for exercise periods of up to ten years from the date of the grant, with the exact exercise period to be determined by the Board of Directors or the stock option committee. The exercise period of an option granted to an individual who owns more than 10% of the total combined voting power of all classes of stock of the Bank may not exceed five years. No options have been granted under the CCB Plan to date.

CALIFORNIA FINANCIAL BANCORP 1999 STOCK OPTION PLAN

    In connection with the CCB Merger, CCB assumed the California Financial Bancorp 1999 Stock Option Plan (the "CFB Plan") and all outstanding options to purchase shares CFB Common Stock under the CFB Plan were converted into options to purchase shares of Company Common Stock. As of December 31, 1999, there were options to purchase 281,758 shares of Company Common Stock outstanding under the CFB Plan. No further options will be granted under the CFB Plan.

    The terms of the CFB Plan are essentially the same as those of the CCB Plan, except that under the CFB Plan, if, in the event of changes of control, as defined in the CFB Plan, the CFB Plan and unexercised options are terminated, all option holders shall have the right to exercise the options prior to the consummation of the transaction causing such termination.

PLACER CAPITAL CO. 1999 STOCK OPTION PLAN

    The Placer Capital Co. 1999 Stock Option Plan (the "PCC Plan") was designed to attract, retain and motivate directors, officers and key employees of PCC and its affiliates. "Affiliate" is defined to mean any corporation which controls, is controlled by, or is under common control with, PCC.

    The total number of shares of PCC Common Stock available for issuance under the PCC Plan is 3,912,195, subject to adjustment if the outstanding shares of PCC Common Stock are increased, decreased, or changed into or exchanged for a different number or kind of shares or securities of PCC, through a reorganization, merger, or recapitalization. As of December 31, 1999, options to purchase 1,310,885 shares of PCC Common Stock were outstanding under the PCC Plan. The terms of the PCC Plan are essentially the same as those of the CFB Plan.

    In consideration of PCC granting stock options to directors, officers and employees of its affiliates, the Company has agreed to assume options granted under the PCC Plan at the earliest time that the Company can legally provide for the acceleration of stock options upon a change of control, as defined in the PCC Plan. Additionally, in the event a proposed transaction constituting a change of control of the Company is presented to the Company prior to the assumption of options outstanding under the PCC Plan, the Company shall assure that such transaction shall be expressly conditioned upon the acquiring party assuming all of PCC's outstanding options.

GRANTS OF OPTIONS

    No individual grants of stock options during fiscal year 1999 were made to the Named Executive Officers except as follows:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------------------
                               NUMBER OF
                              SECURITIES                                EXERCISE
                              UNDERLYING        % OF TOTAL OPTIONS      OR BASE
                            OPTIONS GRANTED   GRANTED TO EMPLOYEES IN    PRICE
NAME                              (#)               FISCAL YEAR          ($/SH)               EXPIRATION DATE
----                        ---------------   -----------------------   --------      -------------------------------
Ronald W. Bachli, .......          -0-                  N/A                N/A                      N/A
  President and Chief
  Executive Officer(3)
Richard W. Decker,                 -0-                  N/A                N/A                      N/A
  Jr. ...................
  Chairman and Chief
  Executive Officer(4)
Harvey Ferguson, ........       54,888(1)              21.0%             $5.47(1)     32,933 shares--04/30/09; 21,955
  President and Chief                                                                        shares--02/19/09
  Executive Officer(5)          55,399(2)               6.0%             $6.64(2)                12/14/09

------------------------

(1) Represents stock options granted under the CFB Plan in 1999. The number of shares and the exercise price have been adjusted to reflect the conversion of options pursuant to the terms of the CCB Merger.

(2) Represents stock options granted under the PCC Plan in 1999. The number of shares and the exercise price have been adjusted to reflect the PCC Share Exchange Ratio.

(3) Mr. Bachli has been the President and Chief Executive Officer of the Company since its incorporation in September 1999.

(4) Mr. Decker was Chairman and Chief Executive Officer of CFB from December 1998 to April 1999.

(5) Mr. Ferguson was President and Chief Executive Officer of CFB from April 1999 to December 1999.

OPTIONS EXERCISED AND VALUE OF UNEXERCISED OPTIONS

    The following table shows exercises of stock options during fiscal year 1999 by the Named Executive Officers and the value at December 31, 1999 of unexercised options on an aggregated basis held by such persons:

                 AGGREGATED IN LAST FISCAL YEAR AND FY-END 1999

                                                                                            VALUE OF UNEXERCISED
                                                                    NUMBER OF SECURITIES        IN-THE-MONEY
                                                                   UNDERLYING UNEXERCISED        OPTIONS AT
                                                                   OPTIONS AT FY-END (#)       FY-END ($)(1)
                                    SHARES                         ----------------------   --------------------
                                   ACQUIRED       VALUE REALIZED        EXERCISABLE/            EXERCISABLE/
NAME                            ON EXERCISE (#)        ($)             UNEXERCISABLE           UNEXERCISABLE
----                            ---------------   --------------   ----------------------   --------------------
Ronald W. Bachli..............        -0-              -0-                N/A                      N/A
Richard W. Decker, Jr.........        -0-              -0-                N/A                      N/A

Harvey Ferguson...............        -0-              -0-           None / 110,287          None / $64,219

------------------------

(1) Based on a per share price at December 31, 1999 of $6.64.

DIRECTORS' OPTIONS

    In 1999, the following directors of the Company received options under the CFB Plan. The number of shares and exercise price have been adjusted to reflect the conversion of options pursuant to the terms of the CCB Merger.

                                             NUMBER OF SECURITIES
                                              UNDERLYING OPTIONS    EXERCISE OR BASE PRICE
NAME                                             GRANTED (#)                ($/SH)           EXPIRATION DATE
----                                         --------------------   ----------------------   ---------------
Joseph P. Heitzler.........................          1,829                   $6.94              08/26/02

Robert J. Kushner..........................         25,614                   $5.47              02/19/09

Clifford R. Ronnenberg.....................         45,740                   $5.47              09/19/09

    Additionally, the following directors of the Company received options under the PCC Plan. The number of shares and exercise price have been adjusted to reflect the conversion of options at an exchange ratio of 2.4605.

                                             NUMBER OF SECURITIES
                                              UNDERLYING OPTIONS    EXERCISE OR BASE PRICE
NAME                                             GRANTED (#)                ($/SH)           EXPIRATION DATE
----                                         --------------------   ----------------------   ---------------
Robert J. Kushner..........................         29,526                   $4.06              08/20/09

Robert J. Kushner..........................         14,387                   $6.64              12/13/09

Joseph P. Heitzler.........................         38,170                   $6.64              12/13/09

Larry D. Mitchell..........................         20,000                   $6.64              12/13/09

Larry D. Mitchell..........................         29,526                   $6.64              10/28/09

Clifford R. Ronnenberg.....................         20,000                   $6.64              12/13/09

Jaynie Studenmund..........................         20,000                   $6.64              12/13/09

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company Common Stock constitutes the only outstanding class of voting securities of the Company. As of March 15, 2000, there were 26,297,523 shares of Company Common Stock outstanding and entitled to vote and approximately 416 shareholders of record.

    The following table lists any known shareholders with beneficial ownership of five percent or more of the outstanding Company Common Stock and the beneficial ownership of Company Common Stock of all directors and executive officers of the Company and all current executive officers and directors of the Company as a group. Information with respect to beneficial ownership is based upon the Company's records and data supplied to the Company by its shareholders as of March 15, 2000.

                                                               AMOUNT AND
                                                               NATURE OF     PERCENTAGE OF
NAME, TITLE AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP(1)     OWNERSHIP
-------------------------------------------                   ------------   -------------
California Community Financial Institutions Fund Limited       25,461,979        95.6%
  Partnership(2) ...........................................
  One Maritime Plaza, Suite 825
  San Francisco, California 94111

Ronald W. Bachli(2) ........................................   25,461,979        95.6%
  President, Chief Executive Officer and Director
  One Maritime Plaza, Suite 825
  San Francisco, California 94111

                                                               AMOUNT AND
                                                               NATURE OF     PERCENTAGE OF
NAME, TITLE AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP(1)     OWNERSHIP
-------------------------------------------                   ------------   -------------
Richard W. Decker Jr.(2) ...................................   25,461,979        95.6%
  Chairman of the Board and Director
  One Maritime Plaza, Suite 825
  San Francisco, California 94111

J. Thomas Byrom(2) .........................................   25,461,979        95.6%
  Secretary and Director
  One Maritime Plaza, Suite 825
  San Francisco, California 94111

Joseph P. Heitzler(3) ......................................        2,583           *
  Director

Robert J. Kushner(4) .......................................        4,574           *
  Director

Larry D. Mitchell ..........................................          -0-           *
  Director

Clifford R. Ronnenberg(5) ..................................       88,082           *
  Director

Jaynie Studenmund ..........................................          -0-           *
  Director

David E. Hooston(6) ........................................       25,000           *
  Chief Financial Officer

Lynn M. Hopkins ............................................          -0-           *
  Controller

Directors and Executive Officers as a group.................   25,582,218(7)     95.9%

------------------------

* Beneficial ownership does not exceed one percent of common stock outstanding.

(1) Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (a) voting power, which includes the power to vote, or to direct the voting power, of such security; and/or
    (b) investment power, which includes the power to dispose, or to direct the disposition of, such security. Beneficial ownership also includes the right to acquire beneficial ownership of such security as defined above within 60 days.

(2) The California Fund is the beneficial owner of 25,129,433 shares of Company Common Stock and 332,546 shares of Company Common Stock issuable upon conversion of PIB Debentures calculated using principal and accrued interest through March 15, 2000. Mr. Bachli, the President and Chief Executive Officer and a director of the Company, Mr. Decker, the Chairman of the Board and a director of the Company, and Mr. Byrom, Secretary and a director of the Company, are principals of Belvedere. Belvedere is the general partner of the California Fund.

(3) Includes 1,830 shares of Company Common Stock which may be purchased on the exercise of stock options.

(4) Represents 4,574 shares of Company Common Stock which may be purchased on the exercise of stock options.

(5) Includes 22,870 shares of Company Common Stock which may be purchased on the exercise of stock options.

(6) Represents 25,000 shares of Company Common Stock which may be purchased on the exercise of stock options.

(7) Includes 386,820 shares of Company Common Stock which may be issuable upon conversion of PIB Debentures or purchased on the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

    Some of the directors, officers and principal shareholders of the Company and the companies with which they are associated have been customers of, and have had banking transactions with, the Banks in the ordinary course of the Banks' business since January 1, 1999, and the Banks expect to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and in the opinion of the Company, did not involve more than the normal risk of collectibility or present other unfavorable features.

INVESTMENT BANKING SERVICES

    Belvedere is the general partner of the California Fund, which held 95.6% percent of the outstanding Company Common Stock as of December 31, 1999. Ronald
W. Bachli, President and Chief Executive Officer and a director of the Company, Richard W. Decker, Jr., Chairman of the Board and a director of the Company and
J. Thomas Byrom, secretary and a director of the Company, are principals of Belvedere.

    Under an agreement dated October 1, 1999, Belvedere serves as the exclusive financial advisor to the Company pursuant to which the Company has agreed to pay Belvedere (i) with respect to any debt financing obtained by the Company in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to three percent (3%) of the aggregate amount financed in the transaction; (ii) with respect to any equity financing by an investor other than the California Fund obtained by the Company in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to five percent (5%) of the aggregate amount financed (including the value of any future specified and/or contingent financing payments) in the transaction; (iii) with respect to any debt financing obtained by the Company other than in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to three percent (3%) of the aggregate amount financed; and (iv) with respect to any equity financing by an investor other than the California Fund obtained by the Company other than in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to five percent (5%) of the aggregate amount financed (including the value of any future specified and/or contingent financing payments).

    Under a substantially similar agreement dated August 10, 1999, Belvedere served as the exclusive financial advisor to PCC and, in that capacity, provided financial advisory services in connection with evaluating and negotiating the PSB Acquisition. The Company assumed the obligations of PCC under that agreement and paid fees of $660,000 to Belvedere in 2000 in connection with the PSB Acquisition.

REIMBURSEMENT AND TAX SHARING AGREEMENTS

    The Company has entered into agreements with each of the Banks pursuant to which the Banks have agreed to reimburse the Company for certain expenses incurred by the Company in rendering management services on terms and conditions consistent with the requirements of Section 23A of the Federal Reserve Act. In addition, the Company has entered into a tax sharing agreement with the Banks providing for the allocation of tax obligations among the Company and the Banks in compliance with the Interagency

Policy Statement on Income Tax Allocation in a Holding Company Structure, as promulgated by the Board of Governors, the FDIC and the other federal bank regulatory agencies.

EXECUTIVE COMPENSATION

    As indicated in Item 11. Executive Compensation, the Chief Executive Officer of the Company receives no compensation from the Company. However, the Chief Executive Officer is compensated by Belvedere. Except as disclosed above under--Investment Banking Services, neither Belvedere nor the California Fund receives any compensation from the Company or any of its subsidiaries.

FUNDING OF THE PSB ACQUISITION

    As described in Item 1. Business--Evolution of the Company--Placer Sierra Bank Acquisition, when PCC acquired PSB it funded the transaction through the sale of $53 million of PCC Common Stock to the California Fund, the sale of $18.5 million of subordinated debentures and issuance of $3.5 million of 8% noncumulative preferred stock.

    To facilitate the capital structure of the PSB Acquisition, Placer Funding, a California limited liability company (owned by the principals of Belvedere) and Placer Trust, a Delaware business trust, 100% of the common securities of which is owned by PCC, were organized.

    Placer Funding obtained a $22 million commercial bank loan from an unaffiliated bank, the terms of which are outlined in Note 10 of Notes to Consolidated Financial Statements. Placer Funding used the proceeds of the Term Loan to purchase $18.5 million of trust preferred securities from Placer Trust and $3.5 million to purchase one share of 8% noncumulative preferred stock from PCC. Placer Trust used the proceeds of the sale of $18.5 million of trust preferred securities to purchase $18.5 million of subordinated debentures from PCC. PCC obtained a $3.0 million revolving line of credit from the same commercial bank when Placer Funding obtained the Term Loan.

    The trust preferred securities represent preferred, undivided beneficial interests in the assets of Placer Trust, which consist solely of the subordinated debentures and payments under the debentures. The subordinated debentures bear interest at a fixed interest rate of 8%, and will mature at the expiration of 30 years after the date of issuance. The distributions on the trust preferred securities are fixed at a rate per annum of 8% of the liquidation value of the trust preferred securities.

    The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. Subject to the approval of the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal Reserve, the subordinated debentures are redeemable prior to maturity at the option of PCC at the expiration of 5 years after issuance or, under some circumstances relating to tax treatment or capital treatment of the trust preferred securities, within 90 days of the occurrence of such circumstances.

    PCC pledged all of the shares of PSB stock to the commercial bank lender to secure payment of amounts drawn on the revolving line of credit. Placer Funding pledged all of the trust preferred securities and the noncumulative preferred stock to the commercial bank lender to secure payment of the Term Loan. The credit agreements entered into between PCC and Placer Funding with the commercial bank lender each contain cross-default provisions.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        2.1             Amended and Restated Plan of Reorganization and Merger by
                        and between California Community Bancshares, Inc. and
                        California Financial Bancorp dated as of November 15,
                        1999(1)

        2.2             Plan of Reorganization and Merger Agreement by and between
                        California Community Bancshares, Inc., Bank of Orange County
                        and Security First Bank dated as of September 10, 1999(2)

        2.3 Plan of Reorganization and Merger Agreement by and between California Community Bancshares, Inc., CalWest Bank and
                        National Business Bank dated as of September 14, 1999(3)

        2.4             Plan of Reorganization and Exchange Agreement by and between the California Community Financial Institutions Fund Limited
                        Partnership and California Community Bancshares, Inc. dated
                        September 10, 1999(4)

        2.5             First Amendment to the Plan of Reorganization and Exchange
                        Agreement by and between the California Community Financial
                        Institutions Fund Limited Partnership and California
                        Community Bancshares, Inc. dated November 15, 1999(5)

        3.1 Certificate of Incorporation of Registrant as amended to date(6)

        3.2             Bylaws of Registrant as amended to date(7)

        4               N/A

        9               N/A

       10.1             Revised California Community Bancshares, Inc. 1999 Stock
                        Option Plan*

       10.2             California Financial Bancorp 1999 Stock Option Plan*

       10.3             Placer Capital Co. 1999 Stock Option Plan*

       10.4             Financial Advisory Agreement by and between the California
                        Community Financial Institutions Fund Limited Partnership and California Community Bancshares, Inc.(8)

       10.5             Employment Agreement dated May 4, 1999 by and among
                        Mr. Harvey Ferguson, Bank of Orange County and California
                        Financial Bancorp*

       10.6             Revised Assumption Agreement by and between California
                        Community Bancshares, Inc. and Placer Capital Co.*

       11               Statement re: computation of per share earnings is included in Note 1 to the consolidated financial statements of
                        Registrant included under Item 8 to this Annual Report on
                        Form 10-K

       12               N/A

       13               N/A

       16.1             Letter re: change in certifying accountant from Deloitte &
                        Touche LLP dated April 14, 2000

       16.2             Letter re: change in certifying accountant from Arthur
                        Andersen LLP dated April 14, 2000

       18               N/A

       21               Subsidiaries of California Community Bancshares, Inc.

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
       22               N/A

       23.1             Consent of KPMG LLP

       23.2             Consent of Deloitte & Touche LLP

       23.3             Consent of Arthur Andersen LLP

       24               Power of Attorney

       27               Financial Data Sheet

------------------------

*   Management contracts and compensatory plans

(1) Attached as Exhibit I to the proxy statement/prospectus contained in Part I of Registration No. 333-87481 on Form S-4 filed by the Registrant (the "S-4 Registration Statement") and incorporated herein by reference.

(2) Attached as Exhibit II to the proxy statement/prospectus contained in
    Part I of the S-4 Registration Statement and incorporated herein by reference.

(3) Attached as Exhibit III to the proxy statement/prospectus contained in
    Part I of the S-4 Registration Statement and incorporated herein by reference.

(4) Filed as Exhibit 2.4 to the S-4 Registration Statement and incorporated herein by reference.

(5) Filed as Exhibit 2.5 to the S-4 Registration Statement and incorporated herein by reference.

(6) Filed as Exhibit 3.1 to the S-4 Registration Statement and incorporated herein by reference.

(7) Filed as Exhibit 3.2 to the S-4 Registration Statement and incorporated herein by reference.

(8) Filed as Exhibit 10.2 to the S-4 Registration Statement and incorporated herein by reference.

REPORTS ON FORM 8-K

    The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CALIFORNIA COMMUNITY BANCSHARES, INC.

Date:  April 14, 2000                                  By:  /s/ RONALD W. BACHLI
                                                            -----------------------------------------
                                                            Ronald W. Bachli
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                           DATE
                  ---------                                     -----                           ----
            /s/ RONALD W. BACHLI               President and Chief Executive            April 14, 2000
    ------------------------------------         Officer and Director
              Ronald W. Bachli                   (principal executive officer)

           RICHARD W. DECKER, JR.*             Chairman and Director                    April 14, 2000
    ------------------------------------
           Richard W. Decker, Jr.

              J. THOMAS BYROM*                 Secretary and Director                   April 14, 2000
    ------------------------------------
               J. Thomas Byrom

             ROBERT J. KUSHNER*                Director                                 April 14, 2000
    ------------------------------------
              Robert J. Kushner

           CLIFFORD R. RONNENBERG*             Director                                 April 14, 2000
    ------------------------------------
           Clifford R. Ronnenberg

             JOSEPH P. HEITZLER*               Director                                 April 14, 2000
    ------------------------------------
             Joseph P. Heitzler

             LARRY D. MITCHELL*                Director                                 April 14, 2000
    ------------------------------------
              Larry D. Mitchell

                  SIGNATURE                                     TITLE                           DATE
                  ---------                                     -----                           ----
            JAYNIE M. STUDENMUND*              Director                                 April 14, 2000
    ------------------------------------
            Jaynie M. Studenmund

              DAVID E. HOOSTON*                Chief Financial Officer                  April 14, 2000
    ------------------------------------         (principal accounting officer and
              David E. Hooston                   principal financial officer)

*By                   /s/ RONALD W. BACHLI
             --------------------------------------
                        Ronald W. Bachli
                       AS ATTORNEY-IN-FACT