Form 10-Q
period 2000-09-30
CALIFORNIA COMMUNITY BANCSHARES INC
filed 2000-11-14
CIK 1094893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-87481

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

                         ONE MARITIME PLAZA, SUITE 825
                        SAN FRANCISCO, CALIFORNIA 94111
                    (Address of principal executive offices)

                 Registrant's telephone number: (415) 434-1236

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000: 26,312,576 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                               --------
FORWARD-LOOKING STATEMENTS...................................................      3

PART I--FINANCIAL INFORMATION
ITEM 1.          Consolidated Financial Statements (unaudited)...............      4
                 Unaudited Condensed Consolidated Balance Sheets.............      4
                 Unaudited Condensed Consolidated Statements of Operations...      5
                 Unaudited Condensed Consolidated Statements of Comprehensive
                   Income (Loss).............................................      6
                 Unaudited Condensed Consolidated Statements of Cash Flows...      7
                 Unaudited Supplemental Disclosure for Acquisition of
                   Subsidiaries..............................................      8
                 Notes to Unaudited Condensed Consolidated Financial
                   Statements................................................      9
ITEM 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................     14
ITEM 3.          Quantitative and Qualitative Disclosures About Market
                   Risk......................................................     34

PART II--OTHER INFORMATION
ITEM 1.          Legal Proceedings...........................................     35
ITEM 2.          Changes in Securities and use of Proceeds...................     35
ITEM 3.          Defaults Upon Senior Securities.............................     35
ITEM 4.          Submission of Matters to a Vote of Security Holders.........     35
ITEM 5.          Other Information...........................................     35
ITEM 6.          Exhibits and Reports on Form 8-K............................     36
SIGNATURES...................................................................     37

                           FORWARD-LOOKING STATEMENTS

    THIS QUARTERLY REPORT, INCLUDING, BUT NOT LIMITED TO, "NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA" AND "ITEM II--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY THAT ARE CONSIDERED TO BE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS,
(1) COMPETITIVE PRESSURE IN THE BANKING INDUSTRY INCREASES SIGNIFICANTLY;
(2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCES MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY;
(4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; AND (6) CHANGES IN SECURITIES MARKETS. THEREFORE, THE INFORMATION SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY. THESE STATEMENTS RELATE TO, AMONG OTHER THINGS, CREDIT LOSS ALLOWANCE ADEQUACY, SIMULATION OF CHANGES IN INTEREST RATES AND LITIGATION RESULTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED ELSEWHERE IN THIS QUARTERLY REPORT OR FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES EXCHANGE COMMISSION. SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH SUCH STATEMENTS ARE MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

    MOREOVER, WHENEVER PHRASES SUCH AS, OR SIMILAR TO, "IN MANAGEMENT'S OPINION", "MANAGEMENT BELIEVES", OR "MANAGEMENT CONSIDERS" ARE USED, SUCH STATEMENTS ARE AS OF, AND BASED UPON THE KNOWLEDGE OF MANAGEMENT, AT THE TIME MADE AND ARE SUBJECT TO CHANGE BY THE PASSAGE OF TIME AND/OR SUBSEQUENT EVENTS, AND ACCORDINGLY SUCH STATEMENTS ARE SUBJECT TO THE SAME RISKS AND UNCERTAINTIES NOTED ABOVE WITH RESPECT TO FORWARD-LOOKING STATEMENTS.

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
ASSETS
Cash and due from banks.....................................   $   60,802       $ 39,569
Federal funds sold and securities purchased under agreements
  to resell.................................................       77,786         20,791
                                                               ----------       --------
    Total cash and cash equivalents.........................      138,588         60,360
Interest-bearing deposits with other banks..................        1,784          2,576
Investment securities available-for-sale, at fair value.....      117,025         57,656
Investment securities held-to-maturity, at amortized cost...       62,527         70,592
Investments in Federal Home Loan Bank and Federal Reserve
  Bank stock, at cost.......................................        7,814          4,112
Loans and leases receivable, net of allowance for loan and
  lease losses of $10,041 at September 30, 2000 and $6,750
  at December 31, 1999......................................      738,903        551,399
Real estate owned, net......................................        4,938          5,001
Premises and equipment, net.................................       23,598         20,874
Accrued interest receivable.................................        6,451          4,644
Cash surrender value of life insurance......................        2,375          1,471
Goodwill and other intangible assets........................       84,460         61,868
Other assets................................................        4,668          2,626
                                                               ----------       --------
    TOTAL ASSETS............................................   $1,193,131       $843,179
                                                               ==========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Noninterest-bearing deposits..............................   $  236,296       $151,121
  Interest-bearing deposits.................................      790,348        561,641
                                                               ----------       --------
    Total deposits..........................................    1,026,644        712,762
  Accrued interest payable and other liabilities............        6,784          5,889
  Deferred income tax liabilities, net......................        8,596          6,694
  Trust preferred securities................................       18,500         18,500
                                                               ----------       --------
    Total liabilities.......................................    1,060,524        743,845
Minority interest in subsidiaries
  Placer Capital Co. Preferred Stock issued to Placer
    Capital Funding LLC-- $0.01 par value; 25,000,000
    authorized; one share issued and outstanding at
    September 30, 2000 and December 31, 1999................        3,500          3,500
Commitments and contingencies
Stockholders' equity:
  Common stock--$0.01 par value; 75,000,000 shares
    authorized; 26,312,576 shares issued and outstanding at
    September 30, 2000, and 21,267,483 shares issued and
    outstanding at December 31, 1999........................      132,847         99,450
  Accumulated other comprehensive loss......................         (125)          (342)
  Accumulated deficit.......................................       (3,615)        (3,274)
                                                               ----------       --------
    Total stockholders' equity..............................      129,107         95,834
                                                               ----------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............   $1,193,131       $843,179
                                                               ==========       ========

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
                        UNAUDITED CONDENSED CONSOLIDATED
                          STATEMENTS OF OPERATIONS(a)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                               ---------------------   --------------------
                                                                 2000        1999        2000        1999
                                                               ---------   ---------   ---------   --------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans and leases.....................   $  17,592   $   8,212   $  47,998   $ 13,378
  Interest on investment securities.........................       2,593       1,888       7,383      2,890
  Interest on Federal funds sold and securities purchased
    under agreements to resell..............................       1,246         689       2,556      1,469
  Dividends on Federal Home Loan Bank and Federal Reserve
    Bank stocks.............................................         139          25         326         40
  Interest on deposits with other banks.....................          24          59         156        179
                                                               ---------   ---------   ---------   --------
    Total interest and dividend income......................      21,594      10,873      58,419     17,956
INTEREST EXPENSE:
  Savings, money market and demand deposits.................       2,434       1,165       6,528      1,783
  Time certificates of deposit under $100...................       3,297       1,683       8,970      2,183
  Time certificates of deposit of $100 and over.............       2,472         961       6,348      1,611
  Interest on borrowings....................................         441         207       1,359        207
                                                               ---------   ---------   ---------   --------
    Total interest expense..................................       8,644       4,016      23,205      5,784
                                                               ---------   ---------   ---------   --------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND
  LEASE LOSSES..............................................      12,950       6,857      35,214     12,172
PROVISION FOR LOAN AND LEASE LOSSES.........................         305         248         750        399
                                                               ---------   ---------   ---------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................      12,645       6,609      34,464     11,773
NONINTEREST INCOME:
  Service charges and fees on deposits......................         827         480       2,285        845
  Loan servicing fees.......................................         191          39         491         54
  Loan referral fees........................................         160         119         312        223
  Commissions on investment products........................         235         151         674        151
  Gain on sale of loans, net................................          35         146         401        357
  Gain (loss) on sale of securities.........................          --          12          (7)        12
  Other income..............................................         281         366         644        543
                                                               ---------   ---------   ---------   --------
    Total noninterest income................................       1,729       1,313       4,800      2,185
NONINTEREST EXPENSE:
  Salaries and employee benefits............................       5,553       3,212      16,517      6,058
  Occupancy, premises and equipment.........................       1,785       1,085       5,007      1,901
  Data and item processing..................................         505         394       1,625        779
  Professional fees.........................................         755         352       2,022      1,068
  Communications............................................         504         260       1,432        496
  Business development......................................         477         229       1,263        442
  Customer services expense.................................         370         251         794        469
  Amortization of intangible assets.........................       1,624         509       4,535      1,083
  Other operating expenses..................................         989         906       5,210      1,679
                                                               ---------   ---------   ---------   --------
    Total noninterest expense...............................      12,562       7,198      38,405     13,975
                                                               ---------   ---------   ---------   --------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS....       1,812         724         859        (17)
INCOME TAXES................................................         859         290         944        579
                                                               ---------   ---------   ---------   --------
INCOME (LOSS) BEFORE MINORITY INTERESTS.....................         953         434         (85)      (596)
                                                               ---------   ---------   ---------   --------
MINORITY INTERESTS:
  Dividend on preferred stock of minority interest..........          82          39         256         39
  Minority interest in loss of subsidiaries.................          --         (58)         --       (200)
                                                               ---------   ---------   ---------   --------
NET INCOME (LOSS)...........................................   $     871   $     453   $    (341)  $   (435)
                                                               =========   =========   =========   ========
  Net income (loss) per share (Note 5):
    Basic...................................................       $0.03       $0.03      $(0.01)    $(0.05)
    Diluted.................................................       $0.03       $0.03      $(0.01)    $(0.05)

----------------------------------
a)  Placer Sierra Bank and Sacramento Commercial Bank were acquired on
    August 11, 1999 and February 29, 2000, respectively, using the purchase method of accounting. Accordingly, the operating results of Placer Sierra Bank and Sacramento Commercial Bank are only included since the date of their respective acquisitions. Due to the relatively large size of each of these acquisitions, any comparison of data for the periods ended
    September 30, 1999 to data for the current periods may not be meaningful. See Note 3 and Note 4 of "Notes to Unaudited Condensed Consolidated Financial Statements."

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
NET INCOME (LOSS)...........................................   $  871      $453      $(341)     $(435)
Other comprehensive income (loss), net of related taxes:
  Unrealized holding gains (losses) arising during the
    period..................................................      273       (22)       223       (115)
  Less reclassification of realized gains (losses) included
    in income...............................................       --         7          6         30
                                                               ------      ----      -----      -----
    Total...................................................      273       (29)       217       (145)
                                                               ------      ----      -----      -----
COMPREHENSIVE INCOME (LOSS).................................   $1,144      $424      $(124)     $(580)
                                                               ======      ====      =====      =====

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                              -----------------   -----------------
                                                                    2000                1999
                                                              -----------------   -----------------
NET LOSS....................................................      $   (341)            $  (435)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
    PROVIDED BY OPERATING ACTIVITIES:
    Provision for loan and lease losses.....................           750                 399
    Minority interest in loss of subsidiaries...............            --                (204)
    Depreciation and amortization of premises and
      equipment.............................................         2,303                 763
    Amortization of intangible assets.......................         4,535               1,083
    Amortization of premiums (accretion of discounts) on
      investment securities, net............................          (605)                155
    Amortization of deferred loan and lease fees, net.......          (195)                 (8)
    Gain on sale of loans...................................          (401)               (357)
    Loss (gain) on sale of investment securities............             7                 (12)
    Gain on sale of other real estate owned.................            (6)                (58)
    Gain on sale of premises and equipment..................           (65)                 (2)
    Dividends received on Federal Home Loan Bank and Federal
      Reserve Bank stock....................................           (88)                 (9)
    Net (increase) decrease in accrued interest
      receivable............................................          (823)                 73
    Net decrease in other assets............................           790                  87
    Net (decrease) increase in net deferred tax
      liabilities...........................................          (438)              2,647
    Net decrease in accrued interest payable and other
      liabilities...........................................        (5,542)             (3,567)
                                                                  --------             -------
      Net cash (used in) provided by operating activities...          (119)                555
                                                                  --------             -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in interest-bearing deposits in other
      banks.................................................           792                 306
    Purchases of investment securities:
      Available-for-sale....................................       (67,373)             (6,015)
      Held-to-maturity......................................            --             (10,120)
    Proceeds from calls and maturities of investment
      securities:
      Available-for-sale....................................        32,582               7,000
      Held-to-maturity......................................         1,160               5,790
    Proceeds from sales of investment securities
      available-for-sale....................................           493              13,393
    Proceeds from principal repayments on mortgage backed
      securities:
      Available-for-sale....................................           974                 448
      Held-to-maturity......................................         7,137               2,095
    Net disbursement of loans...............................       (82,073)            (40,753)
    Proceeds from sale of loans.............................        35,472               6,906
    Purchases of premises and equipment.....................        (3,188)               (820)
    Proceeds from sale of other real estate owned...........           482               1,201
    Purchase of Federal Reserve Bank stock, net.............        (3,438)               (676)
    Proceeds from cash surrender value of life insurance....         3,749                  --
    Additional cash paid for acquisitions...................          (154)               (306)
    Purchase of Placer Sierra Bank, net of cash acquired....            --             (37,879)
    Purchase of Sacramento Commercial Bank, net of cash
      acquired..............................................       (13,280)                 --
                                                                  --------             -------
      Net cash used in investing activities.................       (86,665)            (59,430)
                                                                  --------             -------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in demand, interest-bearing and
      savings deposits......................................       131,615             (11,269)
    Purchase of dissenting shares...........................            (3)                 --
    Issuance of trust preferred securities..................            --              18,500
    Increase in minority interest...........................            --               3,500
    Issuance of common stock for acquisition and
      cancellation of dissenters' rights....................        33,400              54,000
                                                                  --------             -------
      Net cash provided by (used in) financing activities...       165,012              64,731
                                                                  --------             -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................        78,228               5,856
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............        60,360              80,880
                                                                  --------             -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD............      $138,588             $86,736
                                                                  ========             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................      $ 17,463             $ 6,411
  Income taxes paid.........................................      $  1,645             $    27
  Net change in unrealized gain (loss) on available-for-sale
    securities, net of taxes................................      $    216             $   145
  Acquisitions of other real estate owned through
    foreclosure.............................................      $    126             $    28
  Reduction of deferred tax assets against goodwill.........      $    120                  --
  Property reclassified to real estate held for
    investment..............................................      $    250                  --

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
       UNAUDITED SUPPLEMENTAL DISCLOSURE FOR ACQUISITION OF SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                              ------------------------------------
                                                                   2000                1999
                                                              ---------------   ------------------
                                                                SACRAMENTO
                                                              COMMERCIAL BANK   PLACER SIERRA BANK
                                                              ---------------   ------------------
ASSETS ACQUIRED:
  Cash......................................................      $ 16,339           $ 18,994
  Federal funds sold........................................         8,500             18,058
  Investment securities.....................................        25,317            153,253
  Investment in Federal Reserve Bank stock..................           177              2,936
  Loans and leases..........................................       141,181            372,015
  Real estate owned.........................................            38              6,215
  Premises and equipment....................................         2,024             19,385
  Accrued interest receivable...............................           983              3,958
  Cash surrender value of life insurance....................         4,519              1,442
  Other assets..............................................         1,962              1,122
  Goodwill..................................................        20,825             32,421
  Favorable lease rights....................................           346                 --
  Core deposit intangible...................................         5,713             10,816
                                                                  --------           --------
                                                                   227,924            640,615
                                                                  --------           --------
LIABILITIES ASSUMED:
  Deposits..................................................       182,265            554,352
  Accrued interest and other liabilities....................         7,540             11,332
                                                                  --------           --------
CASH PAID FOR COMMON STOCK..................................      $ 38,119           $ 74,931
                                                                  ========           ========

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1--DESCRIPTION OF BUSINESS

    California Community Bancshares, Inc. (the "Company"), incorporated on September 3, 1999 as a Delaware corporation, operates three banking subsidiaries, Placer Sierra Bank ("PSB"), Sacramento Commercial Bank ("SCB") and Bank of Orange County ("BOC")(collectively, the "Banks"). The Banks are incorporated under the laws of the State of California and licensed by the California Department of Financial Institutions ("DFI") and are members of the Federal Reserve System.

    The Company, through the Banks, derives its income primarily from interest received on real estate-related loans, commercial loans and consumer loans and, to a lesser extent, fees from the sale of loans originated, interest on investment securities and fees received in connection with servicing loan and deposit customers. The Company's major operating expenses are the interest it pays on deposits and on borrowings and general operating expenses. The Banks rely on a foundation of locally generated deposits. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and the regulatory authorities that govern financial institutions.

NOTE 2--BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1999 to conform to the 2000 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of real estate owned, and the carrying value of the gross deferred tax asset.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

NOTE 3--ACQUISITIONS AND MERGERS

    The Company is the successor-in-interest to California Financial Bancorp ("CFB"), which was organized on September 11, 1997 as a California corporation for the purpose of becoming a bank holding company subsidiary of the California Community Financial Institutions Fund Limited Partnership (the "California Fund"). CFB was merged with and into the Company on December 14, 1999, with the

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (CONTINUED)

NOTE 3--ACQUISITIONS AND MERGERS (CONTINUED)
Company as the surviving corporation and a wholly owned subsidiary of the California Fund (the "CCB Merger") in a transaction accounted for under the "as-if" pooling-of-interests method of accounting. In the CCB Merger, each share of CFB common stock outstanding immediately prior to the CCB Merger was converted into the right to receive Company common stock. Upon completion of, and as a result of, the CCB Merger, the Company became the sole stockholder of BOC and CalWest Bank ("CalWest") and the majority stockholder of National Business Bank ("NBB") and Security First Bank ("SFB"). In conjunction with the CCB Merger, the Company acquired the minority interest of SFB by causing SFB to be merged with and into BOC (the "BOC/SFB Merger") and acquired the minority interest of NBB by causing NBB to be merged with and into CalWest (the "CalWest/NBB Merger"). In connection with and as a result of the CCB merger, the minority shareholders of NBB and SFB became stockholders of CCB. CalWest was subsequently merged with and into BOC (the "BOC/CalWest Merger") effective
July 14, 2000.

    On August 11, 1999, PSB was acquired by PCC, a California corporation and wholly owned subsidiary of the California Fund, which was organized for the purpose of facilitating the acquisition of PSB by the California Fund (the "PSB Acquisition"). The PSB Acquisition was accounted for under the purchase method of accounting. Following consummation of the PSB Acquisition, PSB was operated as an indirect wholly owned subsidiary of the California Fund. On December 13, 1999, in a transaction accounted for under the "as-if" pooling-of-interests method of accounting, PCC became a wholly owned subsidiary of the Company (the "CCB/PCC Merger") through an exchange of 100% of the outstanding shares of PCC common stock for shares of Company common stock.

    On February 29, 2000 the Company acquired SCB, a wholly owned subsidiary of Sacramento Commercial Co. ("SCC"), a bank holding company. The Company issued 5,030,040 shares of Company common stock to the California Fund in exchange for all of the outstanding shares of stock in SCC. SCC was formed by the California Fund for the purpose of acquiring SCB, a single branch California state-chartered commercial bank (the "SCB Acquisition"). SCC was capitalized through the sale of $33.4 million of SCC common stock to the California Fund and through the sale of $4.7 million of non-voting preferred stock to CCB. The total purchase price paid by SCC for SCB was $37.6 million, net of a cash dividend of $4.0 million paid by SCB to SCC. The acquisition of SCB by SCC was accounted for under the purchase method of accounting. Consequently, the results of operations of SCB are only included in the Company's results after the February 29, 2000 acquisition date. In conjunction with the SCB Acquisition, the Company and SCB incurred acquisition costs of approximately $519 thousand representing investment banking, filing and professional fees that were capitalized as part of goodwill. SCC was merged with and into the Company in a transaction accounted for under the "as-if" pooling-of-interests method of accounting.

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA

    The following table shows unaudited summary pro forma statements of operations information for the nine month periods ended September 30, 2000, and 1999, as if the PSB Acquisition, SCB Acquisition, BOC/SFB Merger and CalWest/NBB Merger were consummated as of January 1, 1999. As the PSB Acquisition and SCB Acquisition were consummated on August 11, 1999 and February 29, 2000, respectively, the results for the Company for the nine month period ended September 30, 2000, include the operating results of PSB for the entire period and SCB since the date of acquisition. January and February results for SCB, excluding nonrecurring acquisition-related costs capitalized as part of goodwill, and the additional amortization of purchase accounting adjustments are included in the pro forma results for the

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (CONTINUED)

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED) nine months ended September 30, 2000. The pro forma results for the nine months ended September 30, 1999 include the actual results of the Company, the results of PSB and SCB together with the additional amortization of purchase accounting adjustments for these acquisitions as well as the additional amortization of goodwill arising from the purchase of the minority interests of SFB and NBB and the effect of eliminating the minority interests of SFB and NBB.

    The pro forma statements of operations adjustments included below are based on management's estimates of costs and the fair value adjustments associated with these transactions. The Company's cost and fair value estimates may differ in the future, based on additional facts and information, such that actual cost could differ and hence are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs. The unaudited summary pro forma statements of operations information is not necessarily indicative of the results that would have occurred had the described acquisitions and mergers been consummated on the dates indicated or that may be achieved in the future.

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (CONTINUED)

NOTE 4--UNAUDITED SUMMARY PRO FORMA DATA (CONTINUED)
        UNAUDITED SUMMARY PRO FORMA STATEMENTS OF OPERATIONS INFORMATION

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Interest income.............................................  $  61,103   $  53,605
Interest expense............................................     24,077      20,273
                                                              ---------   ---------
  Net interest income.......................................     37,026      33,332
Provision for loan and lease losses.........................        810       1,293
                                                              ---------   ---------
  Net interest income after provision for loan and lease
    losses..................................................     36,216      32,039
Noninterest income..........................................      4,837       5,566
Noninterest expense, excluding reorganization and
  merger-related expenses and amortization of intangibles...     33,761      31,240
Reorganization and merger-related expenses..................      1,563          --
Amortization of intangibles.................................      4,844       4,087
                                                              ---------   ---------
  Income before income taxes and minority interest..........        885       2,278
  Income tax expense........................................      1,040       2,043
Dividend on preferred stock of minority interest and
  minority interest in
  loss of subsidiaries......................................        256         249
                                                              ---------   ---------
    Net loss................................................  ($    411)  $     (14)
                                                              =========   =========
Per share information:
Weighted average shares outstanding:
  Basic.....................................................   26,308.5    26,126.6
  Diluted...................................................   26,308.5    26,126.6
Net loss per share:
  Basic.....................................................  $   (0.02)         --
  Diluted...................................................  $   (0.02)         --

NOTE 5--NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When an entity has a loss the inclusion of potential common shares in the denominator of a diluted per share computation will always result in an anti-dilutive per share amount. Thus, the diluted loss per share amount is the same as the basic loss per share amount. The following is a summary of

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (CONTINUED)

NOTE 5--NET INCOME (LOSS) PER SHARE (CONTINUED) the calculation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2000 and 1999:

                                                 FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                 ---------------------------   --------------------------
                                                     2000           1999           2000          1999
                                                 ------------   ------------   ------------   -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)..............................         $871           $453          $(341)        $(435)
                                                  ==========     ==========     ==========     =========
Weighted average shares outstanding............   26,312,576     13,857,140     25,206,987     9,228,470
                                                  ==========     ==========     ==========     =========
Basic net income (loss) per share..............        $0.03          $0.03         $(0.01)       $(0.05)
                                                  ==========     ==========     ==========     =========
Weighted average shares outstanding............   26,312,576     13,857,140     25,206,987     9,228,470
Effect of dilutive stock options and
  debentures...................................      586,095        465,834        586,095       465,834
                                                  ==========     ==========     ==========     =========
Diluted shares outstanding.....................   26,898,672     14,322,974     25,793,082     9,694,304
                                                  ==========     ==========     ==========     =========
Diluted net income (loss) per share............        $0.03          $0.03         $(0.01)       $(0.05)
                                                  ==========     ==========     ==========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a state-wide multi-bank holding company operating three banking subsidiaries with total assets of $1.2 billion at September 30, 2000. The Company serves Placer, Sacramento, Nevada, El Dorado, Plumas and Sierra Counties, California through PSB (27 branches) and SCB (1 branch) and serves Orange County and Los Angeles County through BOC (6 branches).

    The Banks are full-service community banks offering a broad range of banking products and services, including accepting time and demand deposits, originating real estate-related loans, commercial loans, and consumer loans and making other investments. Special services and products not offered by the Banks can be arranged through correspondent institutions. The Company is committed to running the Banks as relationship-based, community banks serving the needs of individuals and small to medium sized businesses in the local market areas surrounding their branches. The strategy for serving the Company's target markets is the delivery of value-added products and services that satisfy the primary needs of the Company's customers, emphasizing superior service and relationships rather than transaction volume.

    During 1998 and 1999 and the first quarter of 2000, the Company's focus was on acquiring financial institutions. In December of 1999 the four banking subsidiaries located in southern California were merged with and into one another to form two banks in order to achieve operating and strategic efficiencies. During the second and third quarter of 2000 the Company turned its focus to improving the operating results of the Banks and accordingly took steps to realize operating efficiencies, reduce its concentration on real estate-related lending products and increase its focus on obtaining commercial loan and deposit customers. As a step in this process, the Company undertook a reorganization of PSB and SCB and consummated the BOC/CalWest Merger.

PSB/SCB REORGANIZATION

    PSB continues its transition from a savings and loan into a commercial bank. The goal of this transition is to enable PSB to focus better on servicing branch customers and local business owners. As part of this strategy, during the second quarter PSB eliminated its home mortgage division and reduced staff in the residential and commercial real estate-related lending divisions. PSB is concentrating resources on expanding its SBA and commercial lending while moving towards offering a web-based credit-scoring product to better serve the small commercial loan market that comprises the bulk of opportunities in its geographical market area as well as consumer loan demand.

    During the second quarter of 2000 the Company also combined certain administrative functions between PSB and SCB in order to develop operational and cost efficiencies (the "PSB/SCB Reorganization"). The PSB/SCB Reorganization resulted in the elimination of 48 full-time equivalent staff and, in accordance with its severance program, the Company accrued a $1.1 million charge in the second quarter to reflect this cost. This liability was paid during the third quarter. It is anticipated that the PSB/SCB Reorganization will produce significant ongoing pretax savings in future periods.

BOC/CALWEST MERGER

    During the first part of 2000, the Company significantly reorganized its southern California banking subsidiaries, following the December 23, 1999 BOC/SFB Merger and the December 30, 1999 CalWest/ NBB Merger, in order to attain operational and cost efficiencies. The reorganization and merger-related efforts have had a negative impact on current earnings but are expected to have a proportionately larger positive impact on future profitability. To continue to achieve further operational efficiencies the Company effected the BOC/CalWest Merger. The process of merging these two entities resulted in merger-related charges of approximately $375 thousand in the second quarter. The merger-related costs relate primarily to severance costs, system conversion costs, termination penalties to exit certain contracts, and professional fees associated with accomplishing this merger. It is anticipated that the mergers of the southern California subsidiaries will enable BOC to offer a greater variety of products to their customers as well as produce significant ongoing pretax savings in future periods.

    The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation. See "FORWARD-LOOKING STATEMENTS" herein.

BALANCE SHEET

    Since December 31, 1999, the Company's total assets have increased by approximately $350.0 million including the impact of the SCB Acquisition; SCB's assets totaled $227.8 million. Excluding the SCB Acquisition, total assets have grown $122 million, or 14.5%, including an increase in net loans and leases and securities of $46.3 million and $30.1 million, respectively. Securities increased due primarily to purchases totaling $67.4 million, offset partially by repayments of mortgage backed securities of $8.1 million and maturities of securities of $33.7 million. Since December 31, 1999, the Company's total deposits have increased by approximately $313.9 million including the impact of the SCB Acquisition; SCB's deposits totaled $182.3 million at the date of acquisition. Excluding the SCB Acquisition, total deposits have grown
$131.6 million, or 18.5%.

RESULTS OF OPERATIONS

    Contained within this document are various references to "net operating income". Net operating income is defined herein as net income before the amortization of goodwill and core deposit intangibles arising from acquisitions accounted for under the purchase method of accounting and costs arising from or associated with merger and reorganization activities, net of their tax consequences. Net operating income is not defined by generally accepted accounting principles; however, management believes this presentation to be beneficial to gaining an understanding of the Company's financial performance. The following tables summarize net income, net income per share and key financial ratios using the Company's net operating income and net income for the three and nine month periods ended September 30, 2000 and 1999.

                                    NET OPERATING INCOME                              NET INCOME
                              (BEFORE GOODWILL AND CORE DEPOSIT       (AFTER GOODWILL AND CORE DEPOSIT INTANGIBLE
                          INTANGIBLE AMORTIZATION AND MERGER COSTS,   AMORTIZATION AND MERGER COSTS, NET OF THEIR
                                  NET OF THEIR TAX EFFECTS)                          TAX EFFECTS)
                          -----------------------------------------   -------------------------------------------
                             THREE MONTHS          THREE MONTHS           THREE MONTHS           THREE MONTHS
                            ENDED SEPT. 30,       ENDED SEPT. 30,       ENDED SEPT. 30,        ENDED SEPT. 30,
                                 2000                  1999                   2000                   1999
                          -------------------   -------------------   --------------------   --------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net operating income/Net
  income................         $2,162                $ 856                 $ 871                  $ 453
Income per share:
  Basic.................         $ 0.08                $0.06                 $0.03                  $0.03
  Diluted...............         $ 0.08                $0.06                 $0.03                  $0.03
Annualized return on
  average assets*.......           0.79%                0.56%                 0.30%                  0.28%
Annualized return on
  average stockholders'
  equity*...............           6.69%                5.12%                 2.70%                  2.71%

------------------------

* Average tangible assets and average tangible stockholders' equity used in computing the ratios for net operating income.

    THIRD QUARTER ANALYSIS. Consolidated net operating income for the quarter ended September 30, 2000 and 1999 was $2.2 million and $856 thousand, respectively, or $0.08 and $0.06 per diluted share, respectively. The annualized net operating return on average tangible assets improved to 0.79% from 0.56% while the annualized net operating return on average tangible stockholders' equity increased to 6.69% from 5.12% for the same time periods.

    The growth in net operating income, diluted net operating income per share and improvement in the other key performance indicators presented is principally the result of the Company's growth through the acquisitions of PSB and SCB. The improvement in net operating income for the third quarter of 2000 compared to the same period of 1999 also reflects significant growth in interest-earning assets of the Company's southern California operations. Average interest-earning assets of BOC grew $32.9 million, or 17.5%, for the quarter ended September 30, 2000 as compared to the same period in 1999. Third quarter results for 2000 reflect operating efficiencies achieved through the merger of the southern California banking subsidiaries in July of 2000 and the consolidation of certain back office and administrative functions associated with the PSB/SCB Reorganization that were being completed during the third quarter of 2000.

    Consolidated net income for the quarter ended September 30, 2000, was $871 thousand or $0.03 per diluted share. This compares with consolidated net income of $453 thousand or $0.03 per diluted share for the quarter ended September 30, 1999. The Company's annualized return on average assets and annualized return on average stockholders' equity remained fairly consistent from 1999 to 2000 due to the improvement in net operating income off set by the increase in intangible amortization expense associated with the purchase of PSB and SCB.

                                       NET OPERATING INCOME                              NET LOSS
                                 (BEFORE GOODWILL AND CORE DEPOSIT           (AFTER GOODWILL AND CORE DEPOSIT
                             INTANGIBLE AMORTIZATION AND MERGER COSTS,   INTANGIBLE AMORTIZATION AND MERGER COSTS,
                                     NET OF THEIR TAX EFFECTS)                   NET OF THEIR TAX EFFECTS)
                             -----------------------------------------   -----------------------------------------
                                 NINE MONTHS           NINE MONTHS           NINE MONTHS           NINE MONTHS
                               ENDED SEPT. 30,       ENDED SEPT. 30,       ENDED SEPT. 30,       ENDED SEPT. 30,
                                    2000                  1999                  2000                  1999
                             -------------------   -------------------   -------------------   -------------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net operating income/Net
  income (loss)............         $4,142                $ 421                 $ (341)               $ (435)
Net income (loss) per
  share:
  Basic....................         $ 0.16                $0.05                 $(0.01)               $(0.05)
  Diluted..................         $ 0.16                $0.04                 $(0.01)               $(0.05)
Annualized return on
  average assets *.........           0.55%                0.16%                 (0.04)%               (0.05)%
Annualized return on
  average stockholders'
  equity *.................           4.57%                1.25%                 (0.38)%               (0.45)%

------------------------

* Average tangible assets and average tangible stockholders' equity used in computing the ratios for net operating income.

    YEAR-TO-DATE ANALYSIS. Consolidated net operating income for the nine months ended September 30, 2000 and 1999 was $4.1 million and $421 thousand, respectively, or $0.16 and $0.04 per diluted share, respectively. The annualized net operating return on average tangible assets improved to 0.55% from 0.16% while the annualized net operating return on average tangible stockholders' equity increased to 4.57% from 1.25% for the nine months ended September 30, 2000 and 1999, respectively. Similar to the discussion for the third quarter, the improvement in net operating income, diluted net operating income per share and improvement in the other key performance indicators for the first nine months of 2000 compared to 1999 reflects the positive impact of the merger of the southern California banking subsidiaries into BOC as well as the operating efficiencies created through the consolidation of certain back office and administrative functions associated with the PSB/SCB Reorganization. Management anticipates that overhead efficiencies will improve during the fourth quarter, since these restructuring activities were only fully completed near the end of the third quarter of this year.

    Consolidated net loss for the nine months ended September 30, 2000, was $341 thousand or $0.01 per diluted share. This compares with consolidated net loss of $435 thousand or $0.05 per diluted share for the nine months ended September 30, 1999. The Company's annualized return on average assets and annualized return on average stockholders' equity improved slightly from 1999 to 2000 due to the increase in net operating income, offset by reorganization and merger-related expenses recognized in the first half of the year and the increase in intangible amortization expense related to the purchase of PSB and SCB.

    NET OPERATING INCOME. The following table presents net operating income and operating noninterest expense used in key financial data and ratios for the three and nine month periods ended September 30, 2000 and 1999. The Company deducts reorganization and merger-related costs related primarily to the PSB/SCB Reorganization and the BOC/CalWest Merger (which represent severance costs, system conversion costs, termination penalties to exit data processing contracts and professional fees to accomplish the merger-related activities) in calculating net operating income. The Company expects further reorganization and merger-related costs as the Company pursues further operating efficiency opportunities.

                                                               THREE MONTHS
                                                                   ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                           ---------------------   ---------------------
                                                             2000        1999        2000        1999
                                                           ---------   ---------   ---------   ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating income:
  Net income (loss)......................................   $   871     $  453      $  (341)    $  (435)
  ADJUSTMENTS TO NET INCOME (LOSS):
    After-tax core deposit intangible amortization.......       508        150        1,400         320
    Goodwill amortization................................       783        253        2,169         536
                                                            -------     ------      -------     -------
    Net operating income before after-tax reorganization
      and
      merger-related costs...............................     2,162        856        3,228         421
    After-tax reorganization and merger-related costs....        --         --          914          --
                                                            -------     ------      -------     -------
  Net operating income...................................   $ 2,162     $  856      $ 4,142     $   421
                                                            =======     ======      =======     =======
Operating noninterest expense:
  Noninterest expense....................................   $12,562     $7,198      $38,405     $13,975
  ADJUSTMENTS TO NONINTEREST EXPENSE:
    Core deposit intangible amortization.................       841        256        2,366         547
    Goodwill amortization................................       783        253        2,169         536
    Reorganization and merger-related costs..............        --         --        1,563          --
                                                            -------     ------      -------     -------
  Operating noninterest expense..........................   $10,938     $6,689      $32,307     $12,892
                                                            =======     ======      =======     =======
Efficiency ratio.........................................     85.6%      88.1%        96.0%       97.3%
Efficiency ratio based on operating noninterest
  expense................................................     74.5%      81.9%        80.7%       89.8%

    THIRD QUARTER ANALYSIS. The efficiency ratio (noninterest expense divided by revenues) is a measure of the Company's efficiency in generating revenue. A lower or declining ratio indicates improving efficiency.

    The Company's efficiency ratio for the third quarter of 2000 improved to 85.6% from 88.1% in 1999. When reorganization and merger-related expenses are excluded, along with the amortization expense of goodwill and core deposit intangibles, the efficiency ratio (operating noninterest expense divided by revenues) improved to 74.5% in the third quarter of 2000 from 81.9% in the third quarter of 1999. This improvement is attributed primarily to the operating efficiencies generated by merging the southern California Banks into a single entity. Additionally, third quarter 2000 benefited from the PSB/SCB Reorganization which occurred in the second quarter of 2000, with further benefits anticipated during the fourth quarter.

    YEAR-TO-DATE ANALYSIS. The Company's efficiency ratio improved to 96.0% in 2000 from 97.3% in 1999, despite the recognition of $1.6 million in reorganization and merger-related costs in 2000 whereas no such costs were incurred during the same period in 1999. Therefore, the Company's efficiency ratio based on operating noninterest expense improved to 80.7% in 2000 from 89.8% in 1999. The improvement in the efficiency ratios in 2000 as compared to 1999 is due mainly to the contribution of the SCB and PSB efficiency ratios in the 2000 year-to-date results as well as the achievement of certain operating efficiencies through the mergers of the banking subsidiaries located in southern California. Further efficiencies are expected to be recognized from the benefits of the PSB/SCB Reorganization and the BOC/CalWest Merger.

    Improved profitability and achievement of targeted returns on stockholders' equity is dependent upon increased revenues through growth in the deposit and loan customer base. These new customers will principally be obtained from the market share of competing organizations. The Company believes that the

Banks can differentiate themselves through a higher level of personalized service, particularly when compared to competing financial institutions that continue to disenfranchise customers through their own consolidation efforts. The Company also believes that the local community orientation of the Banks provides a valuable opportunity to attract customers. Growth will also come from participation in the continued growth in the economies of the communities in which the Banks are located. Management will also continue to look for opportunities to achieve operating efficiencies through consolidation of administrative activities, but only where such activities do not interfere with customer relationships. Finally, Management anticipates that this growth will be achieved while maintaining strong controls over asset quality in order to avoid unexpected additions to the allowance for loan and lease losses.

    NET INTEREST INCOME. Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information regarding average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three and nine months ended September 30, 2000 and September 30, 1999. Average earning loans and leases include nonaccrual loans and leases.

                                                    THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                                  (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
                                             ---------------------------------   -------------------------------
                                                          INTEREST    AVERAGE               INTEREST    AVERAGE
                                              AVERAGE     INCOME OR   YIELD OR   AVERAGE    INCOME OR   YIELD OR
                                              BALANCE      EXPENSE      COST     BALANCE     EXPENSE      COST
                                             ----------   ---------   --------   --------   ---------   --------
ASSETS
Interest-earning assets:
Loans and leases...........................  $  753,142    $17,592     9.29%     $372,263    $8,212      8.75%
Investment securities......................     164,657      2,593     6.26%      127,218     1,888      5.89%
Federal funds sold.........................      75,600      1,246     5.56%       49,005       689      5.58%
Other earning assets.......................      11,244        163     5.77%        6,614        84      4.98%
                                             ----------    -------               --------    ------
    Total interest-earning assets..........   1,004,643     21,594     8.55%      555,100    10,873      7.77%
Noninterest-earning assets:
Cash and demand deposits with banks........      55,264                            29,235
Other assets...............................     105,100                            63,623
                                             ----------                          --------
    Total assets...........................  $1,165,007                          $647,958
                                             ==========                          ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand..................  $  108,488    $   551     2.02%     $ 52,583    $  169      1.28%
  Money market.............................     156,102      1,287     3.28%       75,944       593      3.09%
  Savings..................................     106,926        596     2.22%       73,853       403      2.16%
  Time.....................................     402,748      5,769     5.70%      218,972     2,644      4.79%
                                             ----------    -------               --------    ------
    Total interest-bearing deposits........     774,264      8,203     4.21%      421,352     3,809      3.59%
Borrowing..................................      18,586        441     9.44%       12,266       207      6.70%
                                             ----------    -------               --------    ------
    Total interest-bearing liabilities.....     792,850      8,644     4.34%      433,618     4,016      3.67%
Noninterest-bearing liabilities:
  Demand deposits..........................     231,104                           126,660
  Other liabilities........................       8,988                            15,618
                                             ----------                          --------
    Total liabilities......................   1,032,942                           575,896
Minority interest..........................       3,500                             2,321
Stockholders' equity.......................     128,565                            69,741
                                             ----------                          --------
Total liabilities and stockholders'
  equity...................................  $1,165,007                          $647,958
                                             ==========                          ========

Net interest income........................                $12,950                           $6,857
                                                           =======                           ======

Net interest spread........................                            4.21%                             4.10%
                                                                       =====                             =====

Net interest margin........................                            5.13%                             4.91%
                                                                       =====                             =====

    THIRD QUARTER ANALYSIS. The net interest spread increased to 4.21% from 4.10% for the third quarter of 2000 compared to the third quarter of 1999, and the net interest margin increased to 5.13% from 4.91% over the same time periods.

    The yield on interest-earning assets increased 78 basis points to 8.55% in the third quarter of 2000 from 7.77% in the third quarter of 1999, due primarily to the proportion of average loans and leases to total interest-earning assets increasing to 75.1% during the third quarter of 2000 from 67% during the third quarter of 1999. The increase in the overall yield on interest earning assets was boosted by the yield on loans and leases to 9.29% for the third quarter of 2000 from 8.75% for the third quarter of 1999. This increase is attributed to a greater percentage of higher yielding commercial loans and commercial real estate loans associated with the SCB Acquisition, the growth in these loan categories during 2000 and the run off of lower yielding mortgage loans at PSB.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, increased 67 basis points from 3.67% during the third quarter of 1999 compared to 4.34% during the third quarter of 2000. The overall increase in the cost of funds can be attributed to an increase in the cost of time certificates of deposit by 91 basis points associated with the rising interest rate environment during the period. The percentage of time certificates of deposit to interest-bearing deposits remained relatively unchanged in comparing the third quarter of 1999 to the third quarter of 2000.

                                                     NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                                  (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
                                             ---------------------------------   -------------------------------
                                                          INTEREST    AVERAGE               INTEREST    AVERAGE
                                              AVERAGE     INCOME OR   YIELD OR   AVERAGE    INCOME OR   YIELD OR
                                              BALANCE      EXPENSE      COST     BALANCE     EXPENSE      COST
                                             ----------   ---------   --------   --------   ---------   --------
ASSETS
Interest-earning assets:
Loans and leases...........................  $  704,710    $47,998     9.10%     $196,539    $13,378     9.10%
Investment securities......................     157,539      7,383     6.26%       68,775      2,890     5.62%
Federal funds sold.........................      55,210      2,556     6.18%       39,468      1,469     4.98%
Other earning assets.......................       9,746        482     6.61%        5,803        219     5.02%
                                             ----------    -------               --------    -------
    Total interest-earning assets..........     927,205     58,419     8.42%      310,585     17,956     7.73%
Noninterest-earning assets:
Cash and demand deposits with banks........      47,938                            20,168
Other assets...............................     109,365                            35,580
                                             ----------                          --------
    Total assets...........................  $1,084,508                          $366,333
                                             ==========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand..................  $   99,754    $ 1,400     1.87%     $ 27,850    $   260     1.25%
  Money market.............................     133,576      3,379     3.38%       47,479      1,024     2.88%
  Savings..................................     105,684      1,749     2.21%       30,624        499     2.18%
  Time.....................................     377,600     15,318     5.42%      105,924      3,794     4.79%
                                             ----------    -------               --------    -------
    Total interest-bearing deposits........     716,614     21,846     4.07%      211,877      5,577     3.52%
Borrowings.................................      18,529      1,359     9.80%        4,133        207     6.70%
                                             ----------    -------               --------    -------
    Total interest-bearing liabilities.....     735,143     23,205     4.22%      216,010      5,784     3.58%
Noninterest-bearing liabilities:
  Demand deposits..........................     209,088                            95,193
  Other liabilities........................      15,579                             8,121
                                             ----------                          --------
    Total liabilities......................     959,810                           319,324
Minority interest..........................       3,500                               782
Stockholders' equity.......................     121,198                            46,227
                                             ----------                          --------
Total liabilities and stockholders'
  equity...................................  $1,084,508                          $366,333
                                             ==========                          ========
Net interest income........................                $35,214                           $12,172
                                                           =======                           =======
Net interest spread........................                            4.20%                             4.15%
                                                                       =====                             =====
Net interest margin........................                            5.07%                             5.24%
                                                                       =====                             =====

    YEAR-TO-DATE ANALYSIS. The net interest spread increased to 4.20% from 4.15% during the first three quarters of 2000 compared to the first three quarters of 1999. The net interest margin (annualized net interest income divided by average interest-earning assets) decreased from 5.24% to 5.07% over the same time periods. The decrease in the net interest margin is attributed mainly to an increase in the ratio of interest-bearing deposits as a percentage of the Company's total deposits from 69% in 1999 to 77% in 2000 such that the overall cost of deposits (annualized interest expense as a percentage of interest-bearing and noninterest bearing deposits) increased from 2.43% in 1999 to 3.15% in 2000. The increase in the ratio of interest-bearing deposits resulted from the PSB and SCB Acquisitions as well as a dedicated effort to raise deposits to support loan growth.

    The yield on interest-earning assets increased to 8.42% from 7.73% during the first nine months of 2000 compared to the same period of 1999. This increase is principally attributed to the increase in loans as a percentage of average interest earning assets from 63% during the first nine months of 1999 to 76% during the same period of 2000. Yields on loans remained approximately the same for the nine months ended September 30, 1999 to the same period in 2000 due to the lower yielding portfolios of PSB impacting the year-to-date results for only approximately two of the nine months ended September 30, 1999.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, increased from 3.58% for the nine months ended September 30, 1999 to 4.22% for the same period of 2000. This increase in cost of funds reflects the rising interest rate environment during 1999 and 2000. Also, a portion of this increase is due to the Company's use of $18.5 million of trust preferred securities to finance the PSB Acquisition. Additionally, CalWest, in an effort to maintain a loan-to-deposit ratio of approximately 80% prior to the BOC/CalWest Merger, used high cost web-based certificates of deposit to generate short-term liquidity which also had an impact on the Company's cost of funds. These certificates of deposit are expected to run off by the end of the first quarter of 2001.

    PROVISION FOR LOAN AND LEASE LOSSES. The Company maintains an allowance for loan and lease losses ("ALLL") at a level determined appropriate for each Bank. A provision for loan and lease losses is a charge to operations which represents the current period cost associated with maintaining an adequate ALLL. The provision is dependent on many factors and the provision for loan and lease losses may fluctuate due to management's assessment of the adequacy of the ALLL based on current information available; however, actual loan and lease losses may vary from estimates.

    The provision for the loan and lease losses totaled $305 thousand for the quarter ended September 30, 2000 compared to $248 thousand for the same quarter in 1999. For the nine months ended September 30, 2000 and 1999, the Company recognized a charge for the provision for the loan and lease losses of $750 thousand and $399 thousand, respectively. See-Balance Sheet
Analysis--CREDIT QUALITY.

    NONINTEREST INCOME. The Company derives noninterest income primarily from service fees and charges on deposit products, loan servicing fees related to the sold portion of SBA and mortgage loans, commissions earned on selling investment products, gains on sale of loans and other miscellaneous income.

    The following tables sets forth the details of noninterest income for the three and nine months ended September 30, 2000 and September 30, 1999. As SCB was acquired on February 29, 2000, the Company's results for 2000 include noninterest income from SCB since the acquisition date and the results of SCB are not included in the 1999 historical results. Additionally, as PSB was acquired on August 11, 1999, the results of PSB are included in the Company's 2000 results, and are included in the 1999 historical results of the Company from the date of acquisition through September 30, 1999. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines pre-acquisition historical results for the Company for the 2000 period with the historical results of SCB for the two months ended February 29, 2000 and the "Pro Forma Company" column for 1999 combines the historical results for the Company for the 1999 period with the historical results of SCB for the three and nine months ended September 30, 1999 and PSB for the applicable periods ended August 11, 1999.

                                          THREE MONTHS   THREE MONTHS                    THREE MONTHS
                                             ENDED          ENDED       JULY 1, TO          ENDED
                                           SEPT. 30,      SEPT. 30,     AUGUST 11,        SEPT. 30,
                                          ------------   ------------   ----------   --------------------
                                              2000                             1999
                                          ------------   ------------------------------------------------
                                                                                                PRO FORMA
                                            COMPANY        COMPANY         PSB         SCB       COMPANY     CHANGE
                                          ------------   ------------   ----------   --------   ---------   --------
                                                                        (IN THOUSANDS)
Service charges and fees on deposits....     $  827         $  480         $189        $ 30      $  699      $ 128
Loan servicing fees.....................        191             39           11         178         228        (37)
Loan referral fees......................        160            119           --          --         119         41
Commissions on investment products......        235            151           57          --         208         27
Gain on sale of loans, net..............         35            146           16          --         162       (127)
Gain (loss) on sale of securities,
  net...................................         --             12           --          --          12        (12)
Other income............................        281            366           28          42         436       (155)
                                             ------         ------         ----        ----      ------      -----
Total noninterest income................     $1,729         $1,313         $301        $250      $1,864      $(135)
                                             ======         ======         ====        ====      ======      =====

    THIRD QUARTER ANALYSIS. On a pro forma basis with SCB and PSB, total noninterest income decreased $135 thousand to $1.7 million for the quarter ended September 30, 2000 from $1.9 million for the quarter ended September 30, 1999. This decrease is attributed mainly to a $127 thousand decrease in gain on sale of loans and a $155 thousand decrease in other income partially offset by a $128 thousand increase in service charges and fees on deposits. The decrease in other income on a pro forma basis is due mainly to a decrease in dividend income on certain single premium life insurance policies that were redeemed in the second quarter of 2000, offset partially by gains on sale of fixed assets in 2000 totaling $105 thousand. The decrease in gain on sales of loans is attributed to cessation of mortgage banking activities at PSB combined with a movement towards retaining SBA loans in the Company's loan portfolio in 2000 compared to a strategy of funding and selling SBA loans in 1999.

                                     NINE                     NINE        NINE
                                    MONTHS     TWO MONTHS    MONTHS      MONTHS     JANUARY 1,
                                     ENDED       ENDED        ENDED       ENDED         TO            NINE MONTHS
                                   SEPT. 30,    FEB. 29,    SEPT. 30,   SEPT. 30,   AUGUST 11,      ENDED SEPT. 30,
                                   ---------   ----------   ---------   ---------   -----------   --------------------
                                                  2000                                       1999
                                   ----------------------------------   ----------------------------------------------
                                                            PRO FORMA                                        PRO FORMA
                                    COMPANY       SCB        COMPANY     COMPANY        PSB         SCB       COMPANY     CHANGE
                                   ---------   ----------   ---------   ---------   -----------   --------   ---------   --------
                                                                           (IN THOUSANDS)
Service charges and fees on
  deposits.......................   $2,285        $ 22       $2,307      $  845       $1,188        $ 95      $2,128      $ 179
Loan servicing fees..............      491         103          594          54           85         499         638        (44)
Loan referral fees...............      312           6          318         223           --          16         239         79
Commissions on investment
  products.......................      674          --          674         151          436          --         587         87
Gain on sale of loans, net.......      401          --          401         357          400          --         757       (356)
Gain (loss) on sale of
  securities, net................       (7)        (97)        (104)         12           38          --          50       (154)
Other income.....................      644           3          647         543          353         271       1,167       (520)
                                    ------        ----       ------      ------       ------        ----      ------      -----
Total noninterest income.........   $4,800        $ 37       $4,837      $2,185       $2,500        $881      $5,566      $(729)
                                    ======        ====       ======      ======       ======        ====      ======      =====

    YEAR-TO-DATE ANALYSIS. On a pro forma basis with SCB and PSB, total noninterest income decreased $729 thousand from $5.6 million for the nine months ended September 30, 1999 to $4.8 million for the nine months ended
September 30, 2000 due primarily to a $356 thousand decrease in gain on sale of loans, recording a $104 thousand loss on sale of securities versus a $50 thousand gain in 1999 and a $520 thousand decrease in other income. The loss on sale of securities in 2000 relates to SCB selling certain securities in the first quarter of 2000 to conform to the Company's overall interest rate risk and credit risk policies. The decrease in other income includes a decrease in merchant bankcard fees of $116 thousand and a decrease of $137 thousand in dividend income on single premium life insurance policies that were redeemed in the second quarter of 2000.

    NONINTEREST EXPENSE. The following table sets forth the details of noninterest expense for the nine and three months ended September 30, 2000 and September 30, 1999. As SCB was acquired on February 29, 2000, the Company's results for 2000 only include noninterest expense from SCB since the acquisition date and the results of SCB are not included in the 1999 historical results of the Company. Additionally, as PSB was acquired on August 11, 1999, the results of PSB are included in the Company's 2000 results, and are included in the 1999 historical results of the Company from the date of acquisition through September 30, 1999. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines the historical results of the Company for the 2000 period with SCB's actual results for the two months ended February 29, 2000 and the "Pro Forma Company" column for 1999 combines the historical results of the Company for the 1999 period with the actual results of SCB for the nine and three months ended September 30, 1999 and PSB for the applicable periods ended August 11, 1999.

                                                 THREE       THREE
                                                MONTHS      MONTHS                      THREE MONTHS
                                                 ENDED       ENDED     JULY 1, TO          ENDED
                                               SEPT. 30,   SEPT. 30,   AUGUST 11,        SEPT. 30,
                                               ---------   ---------   ----------   --------------------
                                                 2000                          1999
                                               ---------   ---------------------------------------------
                                                                                               PRO FORMA
                                                COMPANY     COMPANY       PSB         SCB       COMPANY     CHANGE
                                               ---------   ---------   ----------   --------   ---------   --------
                                                                          (IN THOUSANDS)
Salaries and employee benefits...............   $ 5,553     $3,212       $  840      $1,273     $ 5,325     $  228
Occupancy, premises and equipment............     1,785      1,085          241         296       1,622        163
Data and item processing.....................       505        394           81          40         515        (10)
Professional fees............................       755        352           37          (7)        383        372
Communications...............................       504        260          105          44         409         95
Business development.........................       477        229           58          97         384         93
Customer services............................       370        251           14          25         290         80
Other........................................       989        906          236         232       1,374       (385)
                                                -------     ------       ------      ------     -------     ------
Total noninterest expense, excluding goodwill
  and other intangibles amortization.........    10,938      6,689        1,612       2,000      10,301        637
Goodwill amortization........................       783        258           --          --         258        525
Core deposit intangible amortization.........       841        251           --          --         251        590
                                                -------     ------       ------      ------     -------     ------
Total noninterest expense....................   $12,562     $7,198       $1,612      $2,000     $10,810     $1,752
                                                =======     ======       ======      ======     =======     ======

    THIRD QUARTER ANALYSIS. On a pro forma basis with SCB and PSB, total noninterest expense, before goodwill and other intangibles amortization, increased $636 thousand to $10.9 million for the quarter ended September 30, 2000 from $10.3 million for the quarter ended September 30, 1999. This increase was due principally to increases in salary expense, occupancy, premises and equipment and professional fees offset partially by a decrease in other expenses. Salary expense increased $228 thousand which is attributed mainly to the expansion of certain lending functions at the Banks including commercial and SBA lending at SCB, and real estate, construction and SBA lending at BOC as well as opening two new branches during 2000.

    Occupancy, premises and equipment expense increased $163 thousand due to approximately $115 thousand of additional building and leasehold improvement depreciation and amortization from the write-up in value of certain properties and leasehold improvements in the PSB and SCB Acquisitions. The Company has also purchased equipment for PSB's in-house data processing center and made capital expenditures for the new branches opened during 2000, thus increasing depreciation expense. The

Company also recognized approximately $30 thousand for additional rent for the new branches in the third quarter of 2000 compared to 1999.

    Professional fees increased $372 thousand for the third quarter of 2000 over the same quarter in 1999 due mostly to the cost of legal, accounting and consulting services. The increase in legal fees in 2000 relates primarily to general corporate matters in relation to the Company being a public registrant during 2000, resolution of problem credit issues and legal issues related to the sale of real estate held for investment. Additionally, in 1999 legal fees include a recovery of legal costs recorded in the third quarter of 1999 at SCB. The increase in accounting fees relates to preparation of short period tax returns arising from the acquisition and merger activity and a general increase reflective of the Company's growth in size and complexity in addition to public reporting requirements. Further, the Company undertook a number of projects to analyze operating efficiency opportunities. Many of these costs incurred during the third quarter of 2000 are expected to benefit future periods.

    Other expenses decreased $385 thousand due mostly to cost savings arising from consolidating the banking subsidiaries in southern California and from discontinuing the offering of certain services, including insurance products and merchant bankcards. Total noninterest expense increased $1.8 million to $12.6 million for the quarter ended September 30, 2000 from $10.8 million for the same quarter in 1999 due to the increase in goodwill and other intangibles amortization.

                                                                                          NINE
                                                                                         MONTHS
                                     NINE MONTHS       TWO MONTHS       NINE MONTHS       ENDED     JANUARY 1, TO
                                   ENDED SEPT. 30,   ENDED FEB. 29,   ENDED SEPT. 30,   SEPT. 30,    AUGUST 11,
                                   ---------------   --------------   ---------------   ---------   -------------
                                                          2000                                    1999
                                   --------------------------------------------------   -------------------------
                                                                         PRO FORMA
                                       COMPANY            SCB             COMPANY        COMPANY         PSB
                                   ---------------   --------------   ---------------   ---------   -------------
                                                                   (IN THOUSANDS)
Salaries and employee benefits...      $16,517           $  892           $17,409        $ 6,058       $ 5,976
Occupancy, premises and
  equipment......................        5,007              181             5,188          1,901         1,677
Data and item processing.........        1,625               26             1,651            779           472
Professional fees................        2,022               72             2,094          1,068           331
Communications...................        1,432               29             1,461            496           804
Business development.............        1,263               66             1,329            442           631
Customer services................          794               18               812            469            51
Other............................        3,647              170             3,817          1,679         1,856
                                       -------           ------           -------        -------       -------
Total noninterest expense,
  excluding goodwill and other
  intangibles amortization, and
  reorganization and
  merger-related costs...........       32,307            1,454            33,761         12,892        11,798
Reorganization and merger-related
  costs..........................        1,563              790             2,353             --            --
Goodwill amortization............        2,169               --             2,169            536            --
Core deposit intangible
  amortization...................        2,366               --             2,366            547            --
                                       -------           ------           -------        -------       -------
Total noninterest expense........      $38,405           $2,244           $40,649        $13,975       $11,798
                                       =======           ======           =======        =======       =======


                                       NINE MONTHS
                                          ENDED
                                        SEPT. 30,
                                   --------------------
                                           1999
                                   --------------------
                                              PRO FORMA
                                     SCB       COMPANY     CHANGE
                                   --------   ---------   --------
                                           (IN THOUSANDS)
Salaries and employee benefits...   $3,756     $15,790     $1,619
Occupancy, premises and
  equipment......................      894       4,472        716
Data and item processing.........      119       1,370        281
Professional fees................      203       1,602        492
Communications...................      130       1,430         31
Business development.............      290       1,363        (34)
Customer services................       55         575        237
Other............................      804       4,339       (522)
                                    ------     -------     ------
Total noninterest expense,
  excluding goodwill and other
  intangibles amortization, and
  reorganization and
  merger-related costs...........    6,251      30,941      2,820
Reorganization and merger-related
  costs..........................       --          --      2,353
Goodwill amortization............       --         536      1,633
Core deposit intangible
  amortization...................       --         547      1,819
                                    ------     -------     ------
Total noninterest expense........   $6,251     $32,024     $8,625
                                    ======     =======     ======

    YEAR-TO-DATE ANALYSIS On a pro forma basis with SCB and PSB, total noninterest expense, before reorganization and merger-related costs and goodwill and other intangibles amortization, increased approximately $2.8 million to $32.3 million for the nine months ended September 30, 2000 from $30.9 million for the nine months ended September 30, 1999. This increase was due primarily to increases in salary expense, occupancy, premises and equipment expense and professional fees offset by a decrease in other expense. Salary expense increased $1.6 million which is attributed mainly to the expansion of certain lending functions at the Banks as well as expanding the business development and marketing functions across the organization since the end of the second quarter of 1999. Salary expense in 2000 also includes approximately $500 thousand related to positions eliminated in the PSB/SCB Reorganization, exclusive of reorganization expenses, as well as $325 thousand in nonrecurring medical self-insurance expense as the Company changed insurance carriers.

    Occupancy, premises and equipment expense increased $716 thousand due to approximately $345 thousand of additional building and leasehold improvement depreciation and amortization from the write-up in value of certain properties and leasehold improvements through the PSB and SCB Acquisitions as well as additional depreciation expense for equipment purchased in relation to PSB's in-house data processing center and approximately $80 thousand additional rent for two new branches.

    On a pro forma basis, data and item processing ("DP") expense for the nine months ended September 30, 2000 increased $281 thousand from the same period of 1999. During the nine months ended September 30, 2000 primary banking applications and item processing for PSB and SCB were in-house, while BOC utilized an outside vendor for both activities. Prior to June 2000 PSB used an outside vendor to assist in a portion of the processing of its primary banking applications but performed its item processing in-house. Personnel costs and depreciation expense related to in-house DP activities are reported as salary and employee benefits and occupancy, premises and equipment, respectively. In 2000 PSB purchased and installed hardware to run its primary banking applications and in June 2000, PSB's arrangement with the outside vendor was cancelled. The net increase in DP expense is attributed mainly to external consultants used to assist with the installation and implementation of this new system as well as payment of an early contract termination fee. The increased DP expense also includes the cost of consulting fees paid for upgrades made to PSB's desk-top banking and general business applications systems (both hardware and software).

    Professional fees increased $492 thousand for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The majority of the increases occurred during the third quarter of 2000 and were discussed previously. The Company also incurred additional costs in the first half of the year in relation to recruiting fees and obtaining assistance in preparing the Company's 1999 annual report. Other expense decreased
$522 thousand due to overall cost savings arising from consolidating the southern California subsidiaries as well as consolidating all the Banks into the Company.

    The increase in customer services expenses is due to the growth in the number of customers and average balances of deposit customers which are home owner associations, title and escrow companies and bankruptcy trustees for whom the Banks utilize third party vendors to provide banking-related services. The Company recognized $1.6 million in reorganization and merger-related costs associated mainly with personnel severance, system conversions, contract terminations for data processing services, and professional services to accomplish the PSB/SCB Reorganization and to effect the BOC/CalWest Merger.

    INCOME TAXES. The Company's normal effective income tax rate would be approximately 41.5%, representing a blend of the statutory Federal income tax rate of 34.0% and the effective California franchise tax rate of 7.15% against the Company's recorded net income (loss). The Company's actual effective income tax rates were a charge of over 100% for the nine months ended September 30, 2000 and 1999, and a charge of 47.4% and 40.1% for the quarters ended
September 30, 2000 and 1999, respectively. The actual effective tax rates are higher than the normal effective tax rate largely as a result of nondeductible goodwill.

BALANCE SHEET ANALYSIS

    CREDIT QUALITY.  The Company defines nonperforming assets to include
(i) loans and leases on which it has ceased to accrue interest ("nonaccrual loans") and (ii) assets acquired through foreclosure including other real estate owned. "Impaired loans" are commercial, commercial real-estate, other real-estate related and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not synonymous with the category of "nonaccrual loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the original contractual terms of the loan or (ii) the loan is a consumer loan or other homogeneous type of loan that is reviewed on a collective basis for impairment.

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

                                                    QTR ENDED     QTR ENDED   QTR ENDED   YEAR ENDED     QTR ENDED     QTR ENDED
                                                  SEPTEMBER 30,   JUNE 30,    MARCH 31,    DEC 31,     SEPTEMBER 30,    JUNE 30,
                                                      2000          2000        2000         1999          1999           1999
                                                  -------------   ---------   ---------   ----------   -------------   ----------
                                                                              (DOLLARS IN THOUSANDS)
Average loans and leases outstanding............     $753,142     $743,038    $617,418    $  267,896     $  372,263    $  112,120
Gross loans and leases, excluding net deferred
  fees..........................................      751,858      742,021     719,857       559,784        510,985       116,365
Nonaccrual loans, not restructured..............        4,423        3,286       3,465           413            535           116
Accruing loans past due 90 days or more.........           --           --          --            --             --            20
Restructured loans..............................           --           --          --            --             --            --
                                                     --------     --------    --------    ----------     ----------    ----------
  Total nonperforming loans and leases (NPLs)...        4,423        3,286       3,465           413            535           136
Other real estate owned (OREO)..................          164          118          38            --            465           269
                                                     --------     --------    --------    ----------     ----------    ----------
    Total nonperforming assets (NPAs)...........        4,587        3,404       3,503           413          1,000           405
                                                     --------     --------    --------    ----------     ----------    ----------
    Allowance for loan and lease losses:
      Balance at beginning of period............        9,774        9,461       6,750         1,986          2,068         2,001
      Balance acquired during period............           --           --       2,547         4,087          4,087            --
                                                     --------     --------    --------    ----------     ----------    ----------
        Loans and leases charged off during
          period................................          (76)         (12)        (41)         (283)           (87)          (40)
        Recoveries during period................           38           40          45           141             44            16
                                                     --------     --------    --------    ----------     ----------    ----------
          Net recoveries (charge-offs) during
            period..............................          (38)          28           4          (142)           (43)          (24)
      Provision for loan and lease losses.......          305          285         160           819            248            91
                                                     --------     --------    --------    ----------     ----------    ----------
        Balance at end of period................     $ 10,041     $  9,774    $  9,461    $    6,750     $    6,360    $    2,068
                                                     ========     ========    ========    ==========     ==========    ==========
Selected ratios:
  Annualized net recoveries (charge-offs) to
    average loans and leases....................      (0.02)%        0.01%       0.00%       (0.05)%        (0.04)%       (0.04)%
  Annualized provision for loan and lease losses
    to average loans and leases.................        0.16%        0.08%       0.10%         0.31%          0.26%         0.16%
Allowance at end of period to gross loans and
  leases outstanding at end of period...........        1.34%        1.32%       1.31%         1.21%          1.24%         1.78%
Allowance as percentage of nonperforming loans
  and leases....................................      227.02%      297.44%     273.04%     1,634.38%      1,188.79%     1,521.32%
  NPLs to gross loans and leases................        0.59%        0.44%       0.48%         0.07%          0.10%         0.12%
  NPAs to gross loans and leases and OREO.......        0.61%        0.46%       0.49%         0.07%          0.20%         0.35%
  NPAs to total assets..........................        0.38%        0.28%       0.31%         0.05%          0.12%         0.18%

    Gross loans and leases increased $192.1 million since December 31, 1999, including $143.7 million acquired in the SCB Acquisition and loan growth of $48.4 million, or an annualized growth rate of 8.7%. Nonaccrual loans and leases were $4.4 million at September 30, 2000, representing a $4.0 million increase since year-end. This increase is due to management placing several credits secured by real estate on nonaccrual totaling $2.6 million and the addition of $1.4 million in nonaccrual loans as result of the SCB Acquisition. The loans on nonaccrual status are, in the opinion of management, adequately secured. The ratio of nonaccrual loans to total gross loans was 0.59% at September 30, 2000 compared to 0.07% at December 31, 1999. The ratio of nonperforming assets to total assets increased from 0.05% at December 31, 1999 to 0.38% as of September 30, 2000. The Company does not have any loans and leases past due
90 days and still accruing.

    CREDIT CONCENTRATIONS. In management's opinion, the Company has a concentration of real estate-related loans with 72% at September 30, 2000. However, this concentration is spread across several sectors of the real estate market including single family mortgages, commercial real estate projects (including SBA guaranteed loans) and construction loans in various geographic regions in California. Nonetheless, management is focusing on reducing the Company's exposure to real estate-related products and has undertaken significant steps to accomplish this goal, including the reorganization of SCB and PSB's real estate lending functions and dedicating additional resources to expanding the SBA and commercial lending departments throughout the organization. The Banks have increased their emphasis on commercial lending with staff additions since the end of 1999. Further, management will continue to monitor the risk within the real estate-related portfolio by continuing to track key factors including, but not limited to, the percentage of real estate-related loans with government guarantees (i.e. SBA loans), weighted average loan-to-value ratios, as well as geographic and industry concentrations. The following table summarizes the Company's loan portfolio by loan category at the dates presented:

                                               SEPTEMBER 30,           DECEMBER 31,
                                                   2000                    1999
                                           ---------------------   ---------------------
                                                      (DOLLARS IN THOUSANDS)
Residential real estate loans............   $193,605       26%      $207,118       37%
Commercial real estate loans.............    244,657       32%       185,750       33%
Construction loans.......................     72,775       10%        63,154       11%
Equity lines.............................     28,482        4%        19,760        4%
                                            --------      ---       --------      ---
  Subtotal real estate related loans.....    539,519       72%       475,782       85%
Commercial loans.........................    104,474       14%        59,810       11%
Consumer loans...........................     17,945        2%        17,393        3%
SBA loans................................     82,730       11%         6,482        1%
Other loans..............................      7,190        1%           317       --
                                            --------      ---       --------      ---
Gross loans..............................   $751,858      100%      $559,784      100%
                                            ========      ===       ========      ===

    ALLOWANCE FOR LOAN AND LEASE LOSSES. The Company has established a monitoring system for its loans and leases in order to identify impaired loans, and potential problem loans and leases and to permit periodic evaluation of impairment and the adequacy of the allowance for loan and lease losses ("ALLL") in a timely manner. The monitoring system and ALLL methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans and leases as well as loss factors for the balance of the portfolio that are based on an analysis relative to the Company's unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, and internal loan review.

    The ALLL increased by $3.3 million during the nine months ended
September 30, 2000 due primarily to the SCB Acquisition, and increased
$305 thousand during the third quarter of 2000 due mostly to additional provisions for loan and lease losses. The Company's annualized ratio of net charge-offs to average loans and leases was 0.02% for the nine months ended September 30, 2000. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the ALLL. Management believes that the ALLL of $10.0 million at September 30, 2000, is adequate based on the Company's evaluation of the loan portfolio, improved economic conditions and continued adherence to established credit policies.

    CAPITAL RESOURCES

    Stockholders' equity at September 30, 2000 increased to $129.1 million from $95.8 million at December 31, 1999.

    A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common stockholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill and other qualifying intangibles. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are stockholders' equity, trust preferred securities and preferred stock in core capital, and the allowance for loan losses in supplementary capital.

    At September 30, 2000, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted), subject to certain deductions, for the preceding quarter.

    Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company, PCC and each of the Banks at September 30, 2000 and the two highest levels recognized under these regulations are as follows. These ratios all exceeded the well-capitalized guidelines shown below.

                           ADEQUATELY        WELL                                                   CONSOLIDATED
                          CAPITALIZED    CAPITALIZED      SCB        BOC        PSB        PCC        COMPANY
                          ------------   ------------   --------   --------   --------   --------   ------------
                          (GREATER THAN OR EQUAL TO)
Total risk-based
  capital...............      8.00%         10.00%       11.40%     11.20%     11.56%     11.46%       11.47%
Tier 1 risk-based
  capital ratio.........      4.00%          6.00%       10.14%      9.95%     10.35%     10.24%       10.22%
Tier 1 leverage capital
  ratio.................      4.00%          5.00%        6.77%      7.42%      6.27%      6.18%        6.73%

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK.

    LIQUIDITY MANAGEMENT. The Company relies upon deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Liquidity management is the process of planning to meet the cash flow requirements of customers who may either be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

    As an overall guide to ensuring adequate liquidity, management attempts to maintain a loan-to-deposit ratio of approximately 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, interest-bearing deposits in other banks and investment securities available for sale to total deposits) of approximately 20%. As so measured, on a consolidated basis the Company's liquidity ratio stood at 23% and 39%, respectively, on September 30, 2000 and December 31, 1999, while its loan to deposit ratio stood at 73% and 78% on those same dates. The decrease in the liquidity ratio from year end is due to the volume of pledged securities at SCB in relation to approximately $25 million of bankruptcy related deposits which are expected to run off due to SCB eliminating servicing this product type. At September 30, 2000, management believes liquidity of the Company is adequate.

    The Company is a corporation separate and apart from the Banks. It must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to the Company. At September 30, 2000, the Banks had approximately $1.6 million in the aggregate available to be paid as dividends to the Company. Management of the Company believes that such restrictions will not have an impact on the ability of the Company to meet its ongoing cash obligations. Additionally, the Company has a revolving line of credit as a secondary source of liquidity. At September 30, 2000 the Company had utilized $200 thousand of the $3 million available on this revolving line of credit. As of September 30, 2000, the Company did not have any material commitments for capital expenditures.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The primary function of asset and liability management is to maintain an appropriate balance between the impact on the Company's net interest margin arising from changes in interest rates and its potential impact on both earnings, liquidity, and market risk. If potential changes to these key risk elements resulting from hypothetical interest rate swings are not within the limits established by the Board of Directors of the Company, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

    The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of September 30, 2000. The table also sets forth the time periods during which interest earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect that changes in interest rates might have on the net interest margin of the Company.

                                                                      AT SEPTEMBER 30, 2000
                                         -------------------------------------------------------------------------------
                                                                AMOUNTS MATURING OR REPRICING IN
                                         -------------------------------------------------------------------------------
                                                         OVER 3
                                                         MONTHS        OVER 1
                                          3 MONTHS        TO 12       YEAR TO        OVER          NON-
                                           OR LESS       MONTHS       5 YEARS      5 YEARS     SENSITIVE(1)     TOTAL
                                         -----------   -----------   ----------   ----------   ------------   ----------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks..............  $     198     $   1,486     $    100     $       --    $  60,802     $   62,586
  Federal funds sold...................     77,786            --           --             --           --         77,786
  Investment securities................     20,990        35,913       78,184         52,279           --        187,366
  Loans and leases.....................    288,142       122,765      103,634        237,150           --        751,691
  Loans held for sale..................         --            --           --             --           --             --
  Other assets.........................         --            --           --             --      113,702        113,702
                                         ---------     ---------     --------     ----------    ---------     ----------
    Total assets.......................    387,116       160,164      181,918        289,429      174,504      1,193,131
                                         =========     =========     ========     ==========    =========     ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Noninterest-bearing demand
    deposits...........................  $      --     $      --     $     --     $       --    $ 236,296     $  236,296
  Interest-bearing demand, money market
    and savings........................    388,940            --           --             --           --        388,940
  Time certificates of deposit.........    151,478       200,434       49,005            491           --        401,408
  Short term debt......................        305            --           --             --           --            305
  Long term debt.......................     18,500            --           --             --           --         18,500
  Other liabilities....................         --            --           --             --       15,075         15,075
  Minority Interests...................      3,500            --           --             --           --          3,500
  Stockholders' equity.................         --            --           --             --      129,107        129,107
                                         ---------     ---------     --------     ----------    ---------     ----------
    Total liabilities & stockholders'
      equity...........................  $ 562,723     $ 200,434     $ 49,005     $      491    $ 380,478     $1,193,131
                                         =========     =========     ========     ==========    =========     ==========
Period gap.............................  $(175,607)    $ (40,270)    $132,913     $  288,938    $(205,974)
Cumulative interest-earning assets.....  $ 387,116     $ 547,280     $729,198     $1,018,627
Cumulative interest-bearing
  liabilities..........................  $ 562,723     $ 763,157     $812,162     $  812,653
Cumulative gap.........................  $(175,607)    $(215,877)    $(82,964)    $  205,974
Cumulative interest-earning assets to
  cumulative interest-bearing
  liabilities..........................       0.69          0.72         0.90           1.25
Cumulative gap as a percent of:
  Total assets.........................     (14.72)%      (18.09)%      (6.95)%        17.26%
  Interest-earning assets..............     (17.27)%      (21.23)%      (8.16)%        20.26%

------------------------------

(1) Assets or liabilities which are not interest rate-sensitive.

    The foregoing table indicates that the Company had a negative one year gap of $215.9 million, or 18.1% of total assets, at September 30, 2000. In theory, this would indicate that at September 30, 2000, the Company had $215.9 million more in liabilities that would reprice if there was a change in interest rates over the next year than assets. Thus, if interest rates were to increase, this gap would tend to result in a lower net interest margin. Conversely, if interest rates were to decrease, this gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or funding liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its funding liability can vary significantly while the timing of repricing of both the asset and its funding liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

    The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation model that included various assumptions regarding the repricing relationships of assets and liabilities, as well as anticipated changes in loan and deposit volumes over differing rate environments. As of September 30, 2000, the analysis indicates that the Company's net interest income would increase a maximum of 3.85% if rates rose

200 basis points immediately and would decrease by approximately 3.88% if rates declined 200 basis points immediately.

    In addition, while this analysis indicates the probable impact of interest rate movements on the Company's net interest income, it does not take into consideration other factors that would impact this analysis. These factors would include management's actions to mitigate the impact to the Company's credit risk profile during periods of significant interest rate movements. Varying interest rate environments create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest sensitivity analysis table. These prepayments may have significant effects on the Company's net interest margin. Because of these factors and others, an interest sensitivity gap analysis may not provide a complete assessment of the Company's exposure to changes in interest rates.

    Interest rate risk is the risk of loss in value due to changes in interest rates. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in net portfolio value in the event of hypothetical changes in interest rates and interest liabilities. Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points.

    The following table presents the Company's projected change in net portfolio value for these rate shock levels as of September 30, 2000. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities.

                                                                         CHANGE
                                                                  ---------------------
CHANGE IN INTEREST RATES                    NET PORTFOLIO VALUE   DOLLARS    PERCENTAGE
------------------------                    -------------------   --------   ----------
                                                      (DOLLARS IN THOUSANDS)
100 basis point rise......................       $206,325         $(5,379)     (2.54)%
Base scenario.............................       $211,705              --         --
100 basis point decline...................       $217,204         $ 5,499       2.60%

    The preceding table indicates that at September 30, 2000, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's net portfolio value would be expected to increase. However, the foregoing analysis does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates.

    Net portfolio value is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Computation of forecasted effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual future results.

    Certain shortcomings are inherent in the method of analysis presented in the computation of net portfolio value. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the net portfolio value. Certain assets, such as adjustable-rate loans, which represent one of the Company's loan products, have features that restrict changes in interest rate on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the net portfolio value. Finally, the ability of many borrowers to repay their adjustable-rate loans may decrease in the event of significant interest rate increases.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the FASB issued Interpretation No. 44 "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION", an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion 25 and is effective July 1, 2000 with certain conclusions covering specific events that occurred either after December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS
No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of cash flows. If certain conditions are met, a derivative may be designated specifically as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transactions (a cash flow hedge). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133--AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS No. 138"), is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 and SFAS No. 138 will not have a material impact on the Company's results of operations or financial position.

    In September 2000, the FASB issued SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" ("SFAS
No. 140"). This statement replaces FASB Statement No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral. It also provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management believes that the adoption of SFAS No. 140 will not have a material impact on the Company's result of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    See the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its annual meeting of stockholders on October 24, 2000.

    (b) The following directors were elected at the annual meeting to serve for a three-year term:

                                      J. Thomas Byrom
                                      Clifford R. Ronnenberg

    The following directors continued in office after the annual meeting:

       Ronald W. Bachli
       Richard W. Decker, Jr.
       Joseph P. Heitzler
       Robert J. Kushner
       Larry D. Mitchell
       Jaynie Miller Studenmund

    (c) At the annual meeting, shareholders voted on (1) the election of the Company's Class a director; (2) The approval of the Company's 1999 Stock Option Plan, as described in the Proxy Statement; (3) The ratification of the selection of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000 The results of the voting were as follows:

                                                                                                 BROKER
MATTER                                    VOTES FOR    VOTES AGAINST   WITHHELD   ABSTENTIONS   NON-VOTES
------                                    ----------   -------------   --------   -----------   ---------
Election of Directors
J. Thomas Byrom.........................  25,810,722          --        26,220           --          --
Clifford R. Ronnenberg..................  25,810,101          --        26,841           --          --
Option Plan Approval....................  25,693,422      35,042            --       31,250      77,228
Ratify Independent Public Accountants...  25,815,285          --            --       21,657          --

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
            2.1         Employment Agreement dated as of September 1, 2000 by and
                        between Mr. Harvey Ferguson and California Community
                        Bancshares. *

            2.2 Employment Agreement dated as of November 1, 2000 by and between Mr. David E. Hooston and California Community
                        Bancshares. *

             11         Statement re: computation of per share earnings is included in Note 4 to the unaudited condensed consolidated financial statements of Registrant.

             27         Financial Data Schedule

------------------------

*   Management contracts

REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CALIFORNIA COMMUNITY BANCSHARES, INC.

Date: November 14, 2000

                                                /s/ RONALD W. BACHLI
                                     -----------------------------------------
                                                  Ronald W. Bachli
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

Date: November 14, 2000                         /s/ DAVID E. HOOSTON
                                     -----------------------------------------
                                                  David E. Hooston
                                              CHIEF FINANCIAL OFFICER