Form 10-K405
period 2000-12-31
CALIFORNIA COMMUNITY BANCSHARES INC
filed 2001-03-23
CIK 1094893

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-87481
                            ------------------------

                     CALIFORNIA COMMUNITY BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3339505
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

    ONE MARITIME PLAZA, SUITE 825,                            94111
       SAN FRANCISCO, CALIFORNIA                            (Zip Code)
    (Address of principal executive
               offices)

                 Registrant's telephone number: (415) 434-1236
                            ------------------------

     Securities registered pursuant to Section 12(b) of Exchange Act: NONE

     Securities registered pursuant to Section 12(g) of Exchange Act: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of March 15, 2001 was $7,231,876.

    Number of registrant's shares of Common Stock outstanding as of March 15, 2001 was 26,312,576.

                   Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           10-K CROSS-REFERENCE INDEX

    This Annual Report on Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2000 results.

                                                                PAGE
                                                              --------
10-K Cross-Reference Index..................................  i
Table of Defined Terms......................................  ii
PART I......................................................  1
  ITEM 1. Business
    General.................................................  1
    Evolution of the Company................................  2
    Business of the Company.................................  3
    Statistical Disclosure..................................  6
    Supervision and Regulation..............................  6
    Available Information...................................  10
  ITEM 2. Properties........................................  11
  ITEM 3. Legal Proceedings.................................  12
  ITEM 4. Submission of Matter to a Vote of Security
    Holders.................................................  12
PART II.....................................................  13
  ITEM 5. Market for Company Common Stock and Related
    Security Holder Matters.................................  13
    Marketplace Designation and Sales Price Information.....  13
    Dividends...............................................  13
  ITEMS 6, 7 and 7A. Selected Financial Data; Management's
    Discussion and Analysis of Financial Condition and
    Results of Operations; and Qualitative and Quantitative
    Disclosure About Market Risk............................  15
  ITEM 8. Financial Statements and Supplementary Data.......  41
    Independent Auditors' Reports...........................  42
    Consolidated Balance Sheets.............................  44
    Consolidated Statements of Operations...................  45
    Consolidated Statements of Comprehensive Income
     (Loss).................................................  46
    Consolidated Statements of Changes in Stockholders'
     Equity.................................................  47
    Consolidated Statements of Cash Flows...................  48
    Notes to Consolidated Financial Statements..............  51
  ITEM 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.....................  87
PART III....................................................  87
  ITEM 10. Directors and Executive Officers of the
    Company.................................................  87
    Directors...............................................  87
    Committees of the Board of Directors....................  89
    Executive Officers......................................  91
  ITEM 11. Executive Compensation...........................  92
  ITEM 12. Security Ownership of Certain Beneficial Owners
    and Management..........................................  100
  ITEM 13. Certain Relationships and Related Transactions...  102
  ITEM 14. Exhibits and Reports on Form 8-K.................  105
    Exhibits................................................  105
    Reports on Form 8-K.....................................  107
  SIGNATURES................................................  108

                             TABLE OF DEFINED TERMS


Annual Report...............................................      1
APB.........................................................     40
APB Opinion No. 25..........................................     56
Banks.......................................................      1
Belvedere...................................................     69
BHC Act.....................................................      1
Board.......................................................     14
Board of Governors..........................................      1
BOC.........................................................      1
BOC/CalWest Merger..........................................      2
BOC/SFB Exchange Ratio......................................     57
BOC/SFB Merger..............................................     57
California Fund.............................................     51
CalWest.....................................................     17
CalWest/NBB Merger..........................................     24
CCB ESOP....................................................     74
CCB/CFB Plans...............................................     76
CCB Merger..................................................     15
CCB Merger Exchange Ratio...................................     57
CCB Plan....................................................     74
CFB.........................................................     15
CFB Plan....................................................     74
Commission..................................................     10
Committee...................................................     97
Company.....................................................      1
Company Common Stock........................................     13
Company Plans...............................................     74
CRA.........................................................      9
DGCL........................................................     13
DFI.........................................................      8
DNB.........................................................     17
DOC.........................................................     75
Exchange Act................................................     10
Executive ALCO Committee....................................     34
Executive Incentive Compensation Plan.......................     97
FDIC........................................................      6
Federal Reserve.............................................      8
Named Executive Officers....................................     92
NBB.........................................................     17
NPAs........................................................     28
NPLs........................................................     28
OREO........................................................     28
PCC.........................................................      1
PCC/CCB Exchange Ratio......................................     75
PCC Plan....................................................     74
PIB Debentures..............................................     58
Placer Funding..............................................     59
Placer Funding Members......................................     68


Placer Trust................................................     59
PSB.........................................................      1
PSB Acquisition.............................................     58
PSB ESOP....................................................     74
PSB/SCB Merger..............................................      3
PSB/SCB Reorganization......................................      2
SCC.........................................................     56
SCB.........................................................      1
SCB Acquisition.............................................     56
SFAS No. 123................................................     56
SFAS No. 125................................................     54
SFAS No. 131................................................     56
SFAS No. 133................................................     39
SFAS No. 137................................................     40
SFAS No. 140................................................     40
SFB.........................................................     17
Term Loan...................................................     67

                                     PART I

ITEM 1. BUSINESS

GENERAL

    California Community Bancshares, Inc. (the "Company"), was incorporated on September 3, 1999 as a Delaware corporation and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Board of Governors").

    At December 31, 2000, the Company had three banking subsidiaries, Placer Sierra Bank ("PSB") through the Company's wholly-owned subsidiary Placer Capital Co. ("PCC"), Sacramento Commercial Bank ("SCB") and Bank of Orange County ("BOC"). See--Evolution of the Company. The Company's principal business is to provide, through its three banking subsidiaries, financial services in its primary market areas in California. The Company serves Placer, Sacramento, Nevada, El Dorado, Plumas, and Sierra Counties, California through PSB and SCB and serves Orange County and parts of southern Los Angeles County through BOC. Each of PSB, SCB, and BOC (together, the "Banks") is a California state-chartered bank and a member of the Federal Reserve System. Unless the context otherwise requires, references to the Company refer to the Company, PCC and the Banks on a consolidated basis. At December 31, 2000 the Company had consolidated total assets of approximately $1.2 billion. At December 31, 2000, PSB had total assets of approximately $672.8 million, SCB had total assets of approximately $236.4 million and BOC had total assets of approximately $263.2 million. See Items 6, 7 and 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; Qualitative and Quantitative Disclosure About Market Risk;
and--Evolution of the Company.

    The Banks are full-service community banks offering a broad range of banking products and services, including commercial and retail financial services. Commercial loans, lease financing, cash management, lockbox, customized draft processing, and other special financial services are provided for business banking customers. A wide range of personal banking services are provided to individuals, including bankcard, auto and other installment loans and home equity lines of credit, checking accounts, savings accounts, time certificates of deposit and 24 hour ATM access. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks. At December 31, 2000, the gross loans of the Banks totaled approximately $759.6 million, of which approximately 75.0% consisted of real estate-related loans and 22.2% consisted of commercial loans. At December 31, 2000, the Company had properties acquired through foreclosure with a book value of approximately $1.3 million and $2.9 million of nonperforming loans. The ratio of nonperforming loans to total loans was 0.5% and the Company's loan loss allowance coverage ratio to total nonperforming loans was 2.6 to 1. Net loan charge-offs during 2000 were 0.04% of average total loans.

    The Company is committed to running the Banks as relationship-based, community banks serving the needs of individuals and small to medium sized businesses in the local market areas surrounding their branches. The strategy for serving the Company's target markets is the delivery of value-added products and services that satisfy the primary needs of the Company's customers, emphasizing superior service and relationships rather than transaction volume. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including energy and energy-related issues, the strength of the real estate market, and the fiscal and regulatory policies of the federal government and of the regulatory authorities that govern financial institutions. See--Supervision and Regulation.

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

    When the Company uses in this Annual Report the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

EVOLUTION OF THE COMPANY

    OVERVIEW

    During 1998 and 1999 and the first quarter of 2000, the Company's focus was on acquiring financial institutions. In December of 1999, the Company's four banking subsidiaries located in southern California were merged to form two banks in order to achieve operating and strategic efficiencies. During the second and third quarters of 2000 the Company turned its focus to improving the operating results of the Banks and accordingly took steps to realize operating efficiencies, reduce its concentration on real estate-related lending products and increase its focus on obtaining commercial loan and deposit customers. As a step in this process, the Company undertook a reorganization of PSB and SCB (the "PSB/SCB Reorganization") and merged the two southern California banks into one bank (the "BOC/CalWest Merger").

    PSB/SCB REORGANIZATION

    PSB accelerated its transition from a savings and loan to a commercial bank during the year 2000. The goal of this transition was to enable PSB to focus better on serving its retail customers and local business owners while enhancing profits. During the first half of the year, PSB implemented a significant part of this transition when the decision was made to eliminate its home mortgage division and reduce staff in the residential and commercial real estate-related lending divisions. In conjunction with this decision, 48 full-time positions were eliminated and, in accordance with its severance program, PSB recorded a one-time charge of $1.1 million. At the same time, PSB took steps to concentrate resources on expanded SBA and commercial lending activities. This shift in product emphasis was assisted by the availability of SBA and commercial lending expertise from SCB. Additionally, PSB began moving towards utilization of a web-based credit-scoring product which will better serve the small commercial and consumer loan markets that comprise the bulk of its lending opportunities.

    During the second half of 2000 the Company also began combining certain administrative functions at PSB and SCB in order to further develop operational and cost efficiencies. By year-end, this decision had resulted in i) the establishment of a consolidated SBA loan underwriting and servicing office in Roseville, ii) the establishment of a consolidated note department in Auburn, and iii) the establishment of a consolidated commercial and real estate loan underwriting function in Auburn. In conjunction with these changes, eight full-time positions were eliminated through attrition and no severance costs were incurred.

    During the fourth quarter of 2000 the Company determined that further reorganization and cost efficiencies could be obtained through standardizing the data processing platform of all of its institutions. Accordingly, PSB and SCB determined to move from in-house core data processing to the same third-party provider as BOC. In association with this decision, the Company recognized a charge in the fourth quarter in the amount of $740 thousand associated with the write-down to fair value of certain long-lived assets, termination fees with respect to certain long-term contracts and severance costs.

    During the first quarter of 2001, the Company determined to merge SCB with and into PSB (the "PSB/SCB Merger") in order to fully realize the benefits of the PSB/SCB Reorganization. The Company estimates that the first quarter charge to earnings to effect the PSB/SCB Merger will approximate $500 thousand. The Company has received all necessary regulatory approvals and anticipates closing the transaction during the first quarter of 2001.

    BOC/CALWEST MERGER

    During the first part of 2000, the Company significantly reorganized its southern California banking subsidiaries, following the December 23, 1999 merger of BOC and Security First Bank and the December 30, 1999 merger of CalWest Bank and National Business Bank. To achieve further operational efficiencies the Company effected the merger of BOC and CalWest Bank on July 14, 2000. The process of merging these entities resulted in reorganization and merger-related costs of approximately $651 thousand during 2000. The merger-related costs related primarily to severance costs, system conversion costs, termination fees with respect to certain contracts, and professional fees associated with accomplishing this merger. It is anticipated that the mergers of the southern California subsidiaries will enable BOC to offer a greater variety of products to its customers as well as producing significant ongoing pretax savings in future periods.

    For information regarding acquisition and capital activities of the Company, see Notes 3 and 10 of Notes to Consolidated Financial Statements contained in
Item 8. Financial Statements and Supplementary Data.

BUSINESS OF THE COMPANY

    The Company, through the Banks, provides banking and other financial services to small and medium-sized businesses in its market areas and to the owners and employees of those businesses. The Banks offer a broad range of banking products and services, including many types of business and personal savings and checking accounts and other consumer banking services. The Banks originate diverse types of loans, including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, and commercial and residential construction loans.

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

    The Company, through the Banks, concentrates its lending activities in the following areas:

        (1) Real Estate Loans: Real estate loans are comprised of commercial real estate loans, construction loans, mortgage loans collateralized by first or junior trust deeds on specific properties, including single family homes, and equity lines of credit. The properties collateralizing real estate loans are principally located in the Company's primary market areas in California. The construction loans are comprised of loans on residential and income producing properties, generally have terms of less than two years and typically bear interest at a rate that adjusts with the prime rate or other established indices. The commercial real estate loans finance the purchase and/or ownership of income producing properties. Commercial real estate loans are generally made with an amortization schedule ranging from fifteen to thirty years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear interest at a rate that adjusts with the prime rate, LIBOR, or other established indices and have maturities of five to seven years. The Banks also make loans collateralized by 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Banks purchase participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by the Banks.

        (2) Commercial Loans: Commercial loans are made to finance operations, to provide working capital or for specific business purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, the Company's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are generally (with some exceptions) collateralized by short-term assets such as accounts receivable and inventory, equipment or real estate and generally have a maturity of one year or less. Such lines of credit bear interest at a rate that adjusts with the prime rate, LIBOR or other established indices. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, under appropriate circumstances, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets and bear interest at a rate which either adjusts with the prime rate, LIBOR or other established indices or is fixed for the term of the loan.

        (3) Consumer Loans: Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers.

    As part of its efforts to achieve long-term stable profitability and respond to a changing economic environment in both northern and southern California, the Company is investigating possible options to augment its traditional focus by broadening its customer services. During 2000, the Company introduced Internet banking and a Web-Site Cash Management service throughout the Company. The Company believes that its capital base will permit an acceleration of efforts to achieve growth and greater diversification of the Banks' loan portfolios and deposit bases as well as development of new sources of fee income. Possible avenues of growth and future diversification include expansion of banking hours through ATM networks, expansion of SBA real estate secondary market affiliates, and increasing the variety of lending products offered by the Company. In addition, the Company plans to establish additional branches in cities and areas adjoining the Company's current market areas. However, there can be no assurance that the Company will be able to open new branches or expand or diversify its services or market areas.

BUSINESS CONCENTRATIONS

    No individual or single group of related accounts is considered material in relation to the Banks' assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2000 approximately 75.0% of the Company's total loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate, and 22.2% consisted of commercial loans. See Items 6, 7, and 7A. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Qualitative and Quantitative Disclosure about Market Risk--Financial Condition--Loans. Moreover, the business activities of the Company currently are focused in Placer County, Sacramento County, Orange County, and the southern portion of Los Angeles County, California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in these areas of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions or as a result of energy shortages in California.

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

    Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, the Company strives to anticipate and adapt to these changing competitive conditions, but there can be no assurance as to their impact on the Company's future business or results of operations or as to the Company's continued ability to anticipate and adapt to such changing conditions. In order to compete with other financial service providers in their primary service areas, the Banks attempt to use to the fullest extent possible the flexibility which the Banks' independent status permits, including an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees with their customers. In particular, each of the Banks strives to offer highly personalized banking services. The Company also believes that through the ability to provide larger credit accommodations to customers of the Banks and through the ability of the Banks to participate in loans with one another, the Banks can distinguish themselves from other community banks with which the Banks compete based on the range of services provided and banking products offered. However, there can be no assurance the Company will be able to diversify its services and/or banking products or successfully compete with its competitors in its service areas.

EMPLOYEES

    As of March 15, 2001, the Company had 460 full time equivalent employees, including those employed by the Banks.

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

    The laws, regulations, and policies affecting financial services businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and by various bank regulatory and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

BANK HOLDING COMPANY REGULATION

    The Company, as a bank holding company, is subject to regulation under the BHC Act, and is registered with and subject to supervision and examination by the Board of Governors. Pursuant to the BHC Act, the Company is required to obtain the prior approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of such bank.

    Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in banking activities or in activities which the Board of Governors determines are so closely related to banking to be a proper incident to banking. The Board of Governors' approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

    The BHC Act and regulations of the Board of Governors also impose certain constraints on the redemption or purchase by a bank holding company of shares of its own stock.

    The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which the Company and the Banks conduct business. For example, these include limitations on the ability of the Banks to pay dividends to the Company and the ability of the Company to pay dividends to the stockholders of the Company. It is the policy of the Board of Governors that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

    Banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. These restriction affect loans or extensions of credit to an affiliate, purchases or investment in the securities of an affiliate, purchasing assets from an affiliate, accepting securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issuing a guarantee or accepting letters of credit on behalf of an affiliate. Transactions between a subsidiary bank and its affiliates, including its holding company, cannot exceed 10% of the bank's capital stock and surplus for any one affiliate or 20% of the bank's capital stock and surplus for all affiliates as a group. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

    A holding company and its banking subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions a bank may not condition an extension of credit on a customer obtaining other services provided by it, its holding company or any of its other bank affiliates, or on a promise by the customer not to obtain other services from a competitor.

    The Board of Governors has the power to issue cease and desist orders to parent bank holding companies and non-banking subsidiaries where their actions represent an unsafe or unsound practice or a violation of law. The Board of Governors has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on those debt obligations.

    The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by the California Department of Financial Institutions (the "DFI").

    Further, the Company is required by the Board of Governors to maintain certain capital levels. See--Capital Standards.

REGULATION OF THE BANKS

    The Banks are extensively regulated under both federal and state law. As California state-chartered banks and members of the Federal Reserve System, the banks are subject to primary supervision, regulation and periodic examination by the DFI and the Federal Reserve Bank of San Francisco (the "Federal Reserve").

    If, as a result of an examination of a bank, the DFI or the Federal Reserve determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available. Remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter.

    The Banks are members of the FDIC, which currently insures deposits of insured banks to a maximum of $100 thousand per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to certain rules and regulations of the FDIC.

CAPITAL STANDARDS

    The Company and the Banks are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for BOC, SCB, PSB, PCC and the Company on a consolidated basis as of December 31, 2000 follow:

                                     REQUIREMENT                                   ACTUAL
                              -------------------------   --------------------------------------------------------
                              ADEQUATELY       WELL                                                   CONSOLIDATED
                              CAPITALIZED   CAPITALIZED     BOC        SCB        PSB        PCC        COMPANY
                              -----------   -----------   --------   --------   --------   --------   ------------
                              GREATER THAN OR EQUAL TO
Total risk-based capital
  ratio.....................      8.0%         10.0%       11.36%     11.58%     11.59%     11.63%        11.67%
Tier 1 risk-based capital
  ratio.....................      4.0%          6.0%       10.10%     10.32%     10.34%     10.35%        10.42%
Tier 1 leverage capital
  ratio.....................      4.0%          5.0%        7.48%      6.82%      6.08%      6.08%         6.67%

RECENT LEGISLATION

    FINANCIAL SERVICES MODERNIZATION LEGISLATION

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and by various bank regulatory agencies. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminates many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from regulations that have not yet been issued, and the impact such change may have on the Company and the Banks is impossible to predict. The Gramm-Leach-Bliley Act is the result of a decade of debate in Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area.

    The major provisions of the Gramm-Leach-Bliley Act are:

       FINANCIAL HOLDING COMPANIES. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. A bank holding company that qualifies as a financial holding company can expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received at least a "satisfactory" rating on their last Community Reinvestment Act ("CRA") examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking.

       SECURITIES ACTIVITIES. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Board of Governors and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company.

       INSURANCE ACTIVITIES. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents.

       PRIVACY. Under Title V, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

           - initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

           - annual notices of their privacy policies to current customers; and

           - a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

       The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

       SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

           - identify and assess the risks that may threaten customer information;

           - develop a written plan containing policies and procedures to manage and control these risks;

           - implement and test the plan; and

           - adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

       Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

       CRA SUNSHINE REQUIREMENTS. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under these agreements. The effective date of the regulations is April 1, 2001. Neither the Company nor any of the Banks are a party to any agreement that would be subject of reporting pursuant to the CRA Sunshine Requirements.

    The Company continues to evaluate the strategic opportunities presented by the broad powers granted to bank holding companies that elect to be treated as financial holding companies. In the event that the Company determines that access to the broader powers of a financial holding company is in the best interests of the Company, its stockholders and the Banks, the Company will file the appropriate election with the Board of Governors.

    The Company and the Banks intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and the Banks intend to develop appropriate policies and procedures to meet their responsibilities in connection with the privacy provisions of Title V of that act.

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

ITEM 2. PROPERTIES

    The Company's principal office is located at One Maritime Plaza, Suite 825, San Francisco, California. In total, as of March 15, 2001, the Company had 41 properties consisting of 34 branch offices, two service centers, one SBA loan office, three off-site ATM's and one discontinued location.

    The Company believes that its properties are adequate for the business of the Company and the Banks as presently conducted. For additional information regarding properties of the Company and of the Banks, see Item 8. Financial Statements and Supplementary Data.

                              LEASED PROPERTIES

10101 Slater Avenue, Suite 137        12070 Telegraph Road, Suite 101
Fountain Valley, California           Santa Fe Springs, California

170 South Main Street, Suite 100 &    1101 E. Orangewood Ave. Ste. 100 & 101 *
101                                   Orange, California
Orange, California

8345 Firestone Boulevard              23550 Hawthorne Boulevard
Downey, California                    Torrance, California

141 West Bastanchury Road             27230 La Paz Road, Suite A
Fullerton, California                 Mission Viejo, California

458 Main Street                       24996 Blue Ravine Road, Suite 1
Newcastle, California                 Folsom, California

1224 A Broadway                       5015 Foothills Boulevard, Suite 6B
Placerville, California               Roseville, California

8595 Auburn-Folsom Road               6801 5 Star Boulevard, Suite B
Granite Bay, California               Rocklin, California

17446 Penn Valley Drive               3919 Park Drive, Suite 110
Penn Valley, California               El Dorado Hills, California

604 Main Street                       10966 Combie Road * ^
Loyalton, California                  Lake of the Pines, California

10132 Alta Sierra Drive               5000 Rocklin Road * ^
Grass Valley, California              Rocklin, California

625 5th Street                        16800 Placer Hills Road
Lincoln, California                   Meadow Vista, California

11317 Deerfield Drive                 326 Main Street
Truckee, California                   Downieville, California

4804 Granite Drive, #F2               954 Orchard Creek Lane Suite 200
Rocklin, California                   Lincoln, California

3006 E Highway 49                     525 J Street
Cool, California                      Sacramento, California

24025 Racetrack Street                7983 Greenback Lane *^
Foresthill, California                Citrus Heights, California

                               OWNED PROPERTIES

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

949 Lincoln Way                       112 Harding Boulevard *
Auburn, California                    Roseville, California

76 Crescent Street                    11757 Sutton Way
Quincy, California                    Grass Valley, California

2995 Grass Valley Highway             24 West Sierra
Auburn, California                    Portola, California

9407 Madison Avenue                   8475 North Lake Boulevard
Orangevale, California                Kings Beach, California

3680 Taylor Road
Loomis, California

------------------------

^  ATM-only location

*   NON-BRANCH PROPERTY

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the stockholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000, except as follows:

    (a) The Company's 2000 Annual Meeting of Stockholders was held October 24, 2000.

    (b) The following directors were elected at the annual meeting to serve for a three-year term:

           J. Thomas Byrom
           Clifford R. Ronnenberg

       The following directors continued in office after the annual meeting:

           Ronald W. Bachli
           Richard W. Decker, Jr.
           Joseph F. Heitzler
           Robert J. Kushner
           Larry D. Mitchell
           Jaynie Miller Studenmund

    (c) At the annual meeting, stockholders voted on 1) the election of the Company's Class A directors; 2) the approval of the Company's 1999 Stock Option Plan; and 3) the ratification of the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The results of the voting were as follows:

                                            VOTES                               BROKER
MATTER                        VOTES FOR    AGAINST    WITHHELD   ABSTENTIONS   NON-VOTES
------                        ----------   --------   --------   -----------   ---------
Election of Directors
  J. Thomas Byrom...........  25,810,722        --     26,220           --          --
  Clifford R. Ronnenberg....  25,810,101        --     26,841           --          --
Option Plan Approval........  25,693,422    35,042         --       31,250      77,228
Ratify Independent
  Auditors..................  25,815,285        --         --       21,657          --

                                    PART II

ITEM 5.  MARKET FOR COMPANY COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKETPLACE DESIGNATION AND SALES PRICE INFORMATION

    There has been very limited trading in the Company Common Stock (the "Company Common Stock") and, accordingly, there is no established public trading market for the Company Common Stock. The Company Common Stock is not listed on any exchange, nor is it listed with NASDAQ. The only securities firm that facilitates trades in Company Common Stock, of which management of the Company is aware, is Sutro & Co., Inc. No assurance can be given that a trading market for the Company Common Stock will develop in the foreseeable future.

    The number of record holders of Company Common Stock as of March 15, 2001 was approximately 436.

DIVIDENDS

    The ability of the Company to pay dividends to its stockholders is subject to the restrictions set forth in the Delaware General Corporation Law (the "DGCL"). The DGCL provides that a corporation may declare and pay dividends out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year as long as the amount of capital of the corporation following the declaration and payment of the dividend is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. In addition, the DGCL generally provides that a corporation may redeem or repurchase its shares only if the capital of the corporation is not impaired and such redemption or repurchase would not impair the capital of the corporation. The Company's ability to pay dividends is also subject to certain other limitations. See Item 1. Business--Supervision and Regulation.

    The primary source of income of the Company on a stand alone basis, is the receipt of dividends from its wholly-owned subsidiaries. Various statutes and regulations limit the availability of dividends from the Banks. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank is unable to pay cash dividends due to insufficient retained earnings or net income for its last three fiscal years, cash dividends may be paid under certain circumstances with the prior approval of the DFI. In addition, the Board of Governors has authority to prohibit any of the Banks, as appropriate, from engaging in what, in the opinion of the Board of Governors, might constitute an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the Board of Governors could assert that payment of dividends or other payments might, under some circumstances, be considered an unsafe or unsound practice.

    In addition, the Term Loan (as defined in Note 11 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary
Data) requires that, so long as any obligations are outstanding thereunder, PCC will not permit its consolidated net worth to be less than the lesser of (a) the sum of $50.0 million (excluding preferred securities) plus 50% of PCC's consolidated net income for each fiscal quarter ended on or after September 30, 1999, excluding the effect of any loss in any such fiscal quarter; or (b) $70,000,000. See Notes 3 and 11 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

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

SELECTED FINANCIAL DATA

    The following tables and data set forth statistical information relating to the Company as of December 31, 2000, 1999, 1998 and 1997, and for each of the years in the three-year period ended December 31, 2000 and for the period from inception (September 11, 1997) to December 31, 1997. Such tables and data reflect the combination of the Company with PCC on December 13, 1999 and California Financial Bancorp ("CFB") on December 14, 1999, in transactions accounted for under the "as if" pooling-of-interests method of accounting (the "CCB Merger"). See Note 3 to Notes of Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data. The following financial data was derived from the audited consolidated financial statements of the Company, which reflect the effect of the CCB Merger. This data should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000 and related notes included elsewhere herein. See Item 8. Financial Statements and Supplementary Data.

                                            AS OF AND FOR THE   AS OF AND FOR THE   AS OF AND FOR THE   AS OF AND FOR THE
                                               YEAR ENDED          YEAR ENDED          YEAR ENDED         PERIOD ENDED
                                              DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                  2000                1999                1998                1997
                                            -----------------   -----------------   -----------------   -----------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF CONSOLIDATED INCOME
Net interest income before provision for
  loan and lease losses...................     $    47,709         $    21,208         $    2,510           $    282
Provision for loan and lease losses.......           1,065                 819                340                 --
                                               -----------         -----------         ----------           --------
Net interest income after provision for
  loan and lease losses...................          46,644              20,389              2,170                282
Noninterest income........................           7,205               3,159                736                 56
Noninterest expense (excluding intangible
  amortization, and reorganization and
  merger-related costs, and cost of
  minority interest)......................          43,598              21,788              4,593                377
                                               -----------         -----------         ----------           --------
Operating income (loss) before intangible
  amortization and reorganization and
  merger-related costs and cost of
  minority interest.......................          10,251               1,760             (1,687)               (39)
Income tax expense related to operating
  income (loss)...........................           3,585                 486                399                 63
Provision for minority interests in loss
  of subsidiaries and cost of minority
  interest................................             339                (260)              (103)                10
                                               -----------         -----------         ----------           --------
Net operating income (loss) (net income
  before intangible amortization,
  reorganization and merger-related costs,
  net of their tax effect)................           6,327               1,534             (1,983)              (112)
Intangible amortization, reorganization
  and merger-related costs, net of their
  tax effect..............................           6,256               1,950                666                 97
                                               -----------         -----------         ----------           --------
Net income (loss).........................     $        71         $      (416)        $   (2,649)          $   (209)
                                               ===========         ===========         ==========           ========

                                            AS OF AND FOR THE   AS OF AND FOR THE   AS OF AND FOR THE   AS OF AND FOR THE
                                               YEAR ENDED          YEAR ENDED          YEAR ENDED         PERIOD ENDED
                                              DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                  2000                1999                1998                1997
                                            -----------------   -----------------   -----------------   -----------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
PER SHARE DATA
Net operating income (loss) per share
  Basic...................................     $      0.25         $      0.13         $    (1.44)          $  (1.03)
  Diluted.................................     $      0.24         $      0.12(a)      $    (1.44)          $  (1.03)
Net income (loss) per share
  Basic...................................     $      0.00         $     (0.03)        $    (1.93)          $  (1.92)
  Diluted.................................     $      0.00         $     (0.03)        $    (1.93)          $  (1.92)
Book value per share......................     $      4.95         $      4.51         $     5.05           $   5.22
Tangible book value per share.............     $      1.76         $      1.60         $     2.47           $   3.87
Dividend payout ratio.....................              --                  --                 --                 --
Equity to assets ratio....................           11.11 %             11.37 %            14.62 %            10.37 %
Shares outstanding at period end..........      26,312,576          21,267,483          6,875,820            843,446
Weighted average shares outstanding
  Basic...................................      25,484,895          12,026,163          1,375,713            108,768
  Diluted.................................      26,043,856          12,026,163(a)       1,375,713            108,768
SELECTED PERFORMANCE RATIOS
Operating return on average tangible
  assets..................................            0.61 %              0.35 %            (3.78)%            (2.24)%
Return on average assets..................            0.01 %             (0.09)%            (4.89)%            (4.09)%
Operating return on average tangible
  equity..................................           11.58 %              6.00 %           (42.03)%           (62.23)%
Return on average equity..................            0.06 %             (0.73)%           (41.16)%           (75.72)%
Net yield on interest earning assets......            5.03 %              5.28 %             5.11 %             5.66 %
Efficiency ratio before intangible
  amortization and reorganization and
  merger-related costs....................           79.39 %             89.42 %           141.50 %           111.54 %
Efficiency ratio after intangible
  amortization and reorganization and
  merger-related costs....................           95.07 %            100.14 %           173.84 %           158.28 %
SELECTED ASSET QUALITY RATIOS
Nonperforming assets to gross loans and
  OREO....................................            0.54 %              0.07 %             2.23 %             7.28 %
Nonperforming assets to total assets......            0.35 %              0.05 %             0.94 %             4.01 %
Allowance for loan and lease losses to
  gross loans.............................            1.33 %              1.20 %             2.00 %             4.57 %
Allowance for loan and lease losses to
  nonperforming loans.....................          352.89 %          1,634.38 %           106.95 %            92.77 %
Net charge-offs to average gross loans....            0.04 %              0.05 %             2.04 %             0.00 %
SUMMARY OF CONSOLIDATED FINANCIAL POSITION
Average assets............................     $ 1,112,338         $   473,052         $   54,136           $  5,107
Average tangible assets...................       1,040,001             441,661             52,418              5,012
Average earning assets....................         947,883             401,795             49,138              4,980
Average tangible equity...................          54,655              25,547              4,718                181
Average equity............................         126,992              56,938              6,436                276
Total assets..............................       1,171,262             843,179            237,594             42,428
Total tangible assets.....................       1,094,238             787,026            221,502             41,289
Loans, net................................         747,953             552,394             97,289             21,105
Other real estate owned...................           1,264                  --                372                564
Goodwill..................................          67,186              47,980             13,691              1,139
Core deposit and other intangible
  assets..................................          16,739              13,888              4,080                 --
Deposits..................................       1,003,538             712,762            192,563             35,659
Minority interest.........................           3,500               3,500              4,094              2,200
Stockholders' equity......................         130,140              95,834             34,742              4,401
Tangible stockholders' equity.............          53,116              39,681             18,650              3,262

------------------------------

(a) Diluted weighted average shares outstanding for the year ended December 31, 1999 was 12,504,516 for purposes of diluted net operating income per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a California state-wide multi-bank holding company operating three banking subsidiaries. At December 31, 2000, the Company had total assets of $1.2 billion, net loans of $748.0 million and total deposits of $1.0 billion.

    The Company serves Placer, Sacramento, Nevada, El Dorado, Plumas and Sierra Counties, California through Placer Sierra Bank ("PSB"), with 27 branches, and Sacramento Commercial Bank ("SCB") with one branch, and serves Orange County and Los Angeles County through Bank of Orange County ("BOC"), with six branches.

    The Company, through its banking subsidiaries, provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and individuals. The Company is committed to running the Banks as relationship-based, community banks serving the needs of the local market areas surrounding their branches. The strategy for serving the Company's target markets is the delivery of value-added products and services that satisfy the primary needs of the Company's customers, emphasizing superior service and relationships rather than transaction volume.

    Since its inception on September 11, 1997, the Company has participated in six acquisitions. These acquisitions included: Security First Bank ("SFB"), CalWest Bank ("CalWest"), formerly Downey National Bank ("DNB"), National Business Bank ("NBB"), BOC, PSB, and SCB. As described therein, these acquisitions were principally accounted for using the purchase method of accounting. For information regarding acquisition and capital activities of the Company, see Item 1. Business--General and--Evolution of the Company and Notes 3 and 10 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

    From December of 1999 through June of 2000 three of the four banking subsidiaries located in southern California were merged with and into BOC. Additionally, the Company anticipates that it will complete the merger of SCB with and into PSB prior to March 31, 2001.

    The Company's focus on acquisitions and subsequent consolidations of the acquired institutions has resulted in the Company incurring acquisition and restructuring costs that are non-operating in nature. Non-operating expenses have also included expenses related to analysis, negotiation and performance of due diligence activities on potential targets which the Company ultimately did not acquire. In connection with the consolidations of the six institutions with and into two entities, the Company has incurred restructuring charges, including but not limited to, professional fees, costs associated with closure of facilities, elimination of personnel and early termination of service agreements. All of these costs were one-time in nature and are not expected to be part of the Company's ongoing operating results.

    The predominance of the acquisition activity has been accounted for under the purchase method of accounting. Accordingly, noninterest expense includes the amortization of intangible assets that the Company also regards as non-operating in nature.

    Contained within this document are various references to "net operating income." All references to net operating income are to net income before the amortization of intangibles (goodwill, core deposit intangibles and favorable lease rights) arising from acquisitions accounted for under the purchase method of accounting and costs arising from or associated with reorganization and merger-related activities, net of their tax consequences. Net operating income is not defined by generally accepted accounting principles; however, management believes this presentation to be beneficial to gaining an understanding of the Company's financial performance.

    The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under--Selected Financial Information and the Company's consolidated financial statements and notes thereto included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2000 under Item 1. Business.

RESULTS OF OPERATIONS

    The following table summarizes income (loss), income (loss) per share and key financial ratios for the years indicated using two different measurements:

                               NET INCOME (LOSS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000       1999          1998
                                                              --------   --------      --------
                                                                   (DOLLARS IN THOUSANDS)
Net income (loss)...........................................   $  71      $ (416)      $(2,649)
Net income (loss) per share
  Basic.....................................................   $0.00      $(0.03)      $ (1.93)
  Diluted...................................................   $0.00      $(0.03)      $ (1.93)
Return on average assets....................................    0.01%      (0.09)%       (4.89)%
Return on average stockholders' equity......................    0.06%      (0.73)%      (41.16)%

                          NET OPERATING INCOME (LOSS)
       (INCOME (LOSS) BEFORE INTANGIBLE AMORTIZATION, REORGANIZATION AND
                 MERGER-RELATED COSTS, NET OF THEIR TAX EFFECT)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net operating income (loss).................................   $6,327     $1,534    $(1,983)
Net operating income (loss) per share
  Basic.....................................................   $ 0.25     $ 0.13    $ (1.44)
  Diluted...................................................   $ 0.24     $ 0.12    $ (1.44)
Return on average tangible assets...........................     0.61%      0.35%     (3.78)%
Return on average tangible stockholders' equity.............    11.58%      6.00%    (42.03)%

FINANCIAL OVERVIEW FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and the results of their operations since their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in consolidation.

2000 VS. 1999

    Net income increased to $71 thousand, or less than $0.01 per diluted share for the year ended December 31, 2000, from a loss of $416 thousand, or $0.03 per diluted share during the year ended December 31, 1999. The Company's return on average assets was 0.01% and return on average stockholders' equity was 0.06% for the year ended December 31, 2000, compared to (0.09)% and (0.73)%, respectively, for the year ended December 31, 1999.

    Net operating income increased to $6.3 million, or $0.24 per diluted share for the year ended December 31, 2000, from $1.5 million, or $0.12 per diluted share during the year ended December 31, 1999. The Company's return on average tangible assets was 0.61% and return on average tangible stockholders' equity was 11.58% for the year ended December 31, 2000, compared to 0.35% and 6.00%, respectively, for the year ended December 31, 1999. The 312.45% increase in net operating income during 2000 compared to 1999 was the result of a 124.96% growth in net interest income resulting from an increase in average earning assets combined with an improvement in operating efficiency ratios.

    The increase in average earning assets to $947.9 million in 2000 from $401.8 million in 1999 was principally associated with the acquisition of PSB completed in the third quarter of 1999 and the acquisition of SCB completed in the first quarter of 2000. The increase in earning assets includes internally generated growth of approximately $55.2 million in loans, or 27.70% of total loan growth between December 31, 1999 and 2000 for PSB and BOC and since February 29, 2000 for SCB. Over the same periods of time, the Banks generated $132.4 million, or 47.80%, growth in total deposits. The Company remains committed to ongoing expansion of its portfolio of earning assets from internal operations as well as through acquisitions.

    Net operating income in 2000 improved significantly due to a decline in operating noninterest expense levels (noninterest expense before intangible amortization and reorganization and merger-related costs, net of taxes). Operating noninterest expense increased by 100.0% while average earning assets grew by 135.91%. The relative decline in operating noninterest expense levels is the result of the BOC/CalWest merger and the PSB/SCB Reorganization. The Company's operating efficiency ratio (operating noninterest expense before intangible amortization and reorganization and merger-related costs divided by net interest income plus noninterest income) improved to 79.39% in 2000 from 89.42% in 1999.

    Reorganization and merger-related costs totaled $2.5 million in 2000. Reorganization and merger-related costs in 2000 resulted from merging the four southern California subsidiaries ultimately into one entity (BOC), the PSB/SCB Reorganization, and the decision to outsource the data processing functions of both PSB and SCB. The merger-related charges associated with the Company's southern California banks totaled $651 thousand during 2000. These merger-related costs were comprised primarily of severance costs, system conversion costs, termination fees with respect to certain contracts and professional fees. The PSB/SCB Reorganization in June of 2000 included combining certain administrative functions of PSB and SCB in order to develop operational cost efficiencies that resulted in the elimination of 48 full-time equivalent staff. The PSB/SCB Reorganization resulted in a charge to pretax earnings of $1.1 million. During the fourth quarter of 2000 the Company elected to standardize its data processing platforms and accordingly began the process of outsourcing the data processing functions of both PSB and SCB. This process, which the Company anticipates will be completed during the second quarter of 2001, resulted in charges of $740 thousand. The costs associated therewith are comprised of the write-down to fair value of certain long-lived assets, termination fees with respect to certain long-term contracts and severance costs.

    Reorganization and merger-related costs in 1999 of $586 thousand related principally to professional services fees associated with the CCB Merger.

    Amortization expense associated with goodwill and other intangibles increased to $6.1 million during the twelve months ended December 31, 2000, from $2.0 million during the same period of 1999. The increase resulted from the PSB Acquisition (as defined in Note 3 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data) in the third quarter of 1999, the CCB Merger in December of 1999, and the SCB Acquisition (as defined in Note 3 of Notes to Consolidated Financial Statements contained in
Item 8. Financial Statements and Supplementary Data) in the first quarter of 2000. These transactions were principally accounted for using the purchase method of accounting.

    In January of 2001, the Company submitted applications to the DFI and the Federal Reserve Bank of San Francisco for permission to merge SCB with and into PSB (the "PSB/SCB Merger", See Note 22 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.). The Company anticipates one-time reorganization and merger-related costs in connection with the PSB/SCB Merger of approximately $500 thousand that will be recognized in the first quarter of 2001. The Company anticipates that the actions taken in 2000, combined with additional efficiencies from the PSB/SCB Merger, will provide further improvements in operating efficiency ratios.

1999 VS. 1998

    The Company reported a net loss of $416 thousand, or $0.03 per diluted share for the year ended December 31, 1999, compared to a net loss of $2.6 million, or ($1.93) per diluted share during the year ended December 31, 1998. The Company's return on average assets was (0.09)% and return on average stockholders equity was (0.73)% for the year ended December 31, 1999, compared to (4.89)% and (41.16)%, respectively, for the year ended December 31, 1998.

    Net operating income increased to $1.5 million, or $0.12 per diluted share for the year ended December 31, 1999, from a net operating loss of $2.0 million, or $1.44 per diluted share during the year ended December 31, 1998. The Company's operating return on average tangible assets was 0.35% and operating return on average tangible stockholders equity was 6.00% for the year ended December 31, 1999, compared to (3.78)% and (42.03)%, respectively, for the year ended December 31, 1998.

    The increase in net operating income to $1.5 million during 1999 from a net operating loss of $2.0 million in 1998 was principally the result of a 744.9% growth in net interest income resulting from an increase in average earning assets by 718.3% to $401.8 million in 1999 from $49.1 million in 1998. The increase in earning assets was principally associated with the acquisition of PSB completed in the third quarter of 1999. Also contributing to the improvement in earnings between 1999 and 1998 was an increase in operating noninterest expense of only 374.6% compared to the 773.8% increase in average total assets.

NET INTEREST INCOME AND NET INTEREST MARGIN

2000 VS. 1999

    The Company's net interest income before provision for loan and lease losses for the year ended December 31, 2000 increased $26.5 million, or 125.0% when compared to 1999. This increase was due to an increase of $47.3 million in interest income, which was offset by an increase in interest expense of $20.8 million. Total interest income and interest expense increased primarily due to the acquisition of SCB in early 2000 and the Company's ownership of PSB for a full year in 2000 compared to five months in 1999. As a result of these acquisitions, average outstanding interest-earning assets increased to $947.9 million for the year ended December 31, 2000 as compared to $401.8 million during 1999.

    The overall yield on interest-earning assets rose to 8.43% in 2000 from 8.11% in 1999. The increase in the Company's overall yield on its interest-earning assets resulted principally from the increase in the percentage of interest-earning assets represented by loans during 2000 as compared to

1999. Average loans outstanding as a percentage of average total interest-earning assets increased to 75.4% in 2000 as compared to 66.7% during 1999. During the year ended December 31, 2000 the Company experienced an overall downward trend in yield on its loans. This principally reflected the acquisition of the loan portfolio of PSB, which included a higher percentage of lower yielding single-family mortgages than is typically found in a commercial bank. Additionally, competition for loans drove down average yields on the Company's commercial loan portfolio, results of which were only slightly offset by actions of the Board of Governors to raise rates during the latter half of 1999.

    The cost of average interest-bearing liabilities increased to 4.30% in 2000 from 3.82% in 1999. Average rates paid on deposit balances by the Banks increased in 2000 compared to 1999. In addition, the ratio of average interest-bearing deposits to average total deposits increased during 2000 to 76.8% from 72.7% during 1999. Average outstanding certificates of deposit as a percentage of average outstanding total interest-bearing deposits increased to 52.1% in 2000 from 50.7% in 1999, principally as a result of the acquisition of PSB, while lower-cost passbook savings accounts decreased to 14.4% of average total interest-bearing deposits during 2000 from 16.0% in 1999.

    As a result of the above factors, the net yield on earning assets declined to 5.03% in 2000 from 5.28% in 1999.

1999 VS. 1998

    The Company's net interest income before provision for loan and lease losses for the year ended December 31, 1999 increased $18.7 million, or 744.9%, when compared to 1998. This increase was due to an increase of $28.8 million in interest income, which was offset by an increase in interest expense of $10.1 million. Total interest income and interest expense increased primarily due to the acquisitions in late 1998 of BOC and CalWest, a full year of operations for NBB (which was merged with and into CalWest on December 30, 1999), and the acquisition of PSB in August of 1999. As a result of these acquisitions, average outstanding interest-earning assets increased to $401.8 million for the year ended December 31, 1999 as compared to $49.1 million during 1998.

    The overall yield on interest-earning assets rose to 8.11% in 1999 from 7.77% in 1998. The increase in the Company's overall yield on its interest-earning assets resulted principally from the increase in the percentage of interest-earning assets represented by loans during 1999 as compared to 1998. Average loans outstanding increased to 66.7% of average total interest-earning assets in 1999 as compared to 53.5% during 1998. During the year ended December 31, 1999, the Company experienced an overall downward trend in yields on its loans. This principally reflected the acquisition of the loan portfolio of PSB, which included a higher percentage of lower yielding single-family mortgages than is typically found in a commercial bank. Additionally, competition for loans drove down average yields on the Company's commercial loan portfolio, results of which were only slightly offset by actions of the Board of Governors to raise rates during the latter half of 1999.

    The cost of average interest-bearing liabilities decreased to 3.82% in 1999 from 4.00% in 1998. Although the ratio of average total interest-bearing deposits to total deposits increased during 1999 to 72.8% from 69.3% during 1998, average outstanding certificates of deposits as a percentage of average outstanding total interest-bearing deposits declined to 50.7% in 1999 from 56.0% in 1998 while lower-cost passbook savings accounts increased to 16.0% of average total interest-bearing deposits during 1999 from 3.0% in 1998. Average rates paid on deposit balances remained materially unchanged in 1999 compared to 1998.

    As a result of the above factors, the net yield on earning assets increased to 5.28% in 1999 from 5.11% in 1998.

    The following table presents, for the years indicated, the distribution of average assets, liabilities and stockholders' equity, as well as the amounts of interest income from average interest-earning assets and the resultant yields expressed in both dollars and yield percentages, and the amounts of interest expense from average interest-bearing liabilities and the resultant costs expressed in both dollars and rate percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned.

                                          YEAR ENDED                          YEAR ENDED
                                      DECEMBER 31, 2000                   DECEMBER 31, 1999
                              ----------------------------------   --------------------------------
                                            INTEREST    AVERAGE                INTEREST    AVERAGE
                               AVERAGE       INCOME      YIELD     AVERAGE      INCOME      YIELD
                               BALANCE     OR EXPENSE   OR COST    BALANCE    OR EXPENSE   OR COST
                              ----------   ----------   --------   --------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
Loans and leases(1).........  $  714,675    $65,330       9.14%    $267,896    $24,792       9.25%
Investment securities:(2)
Taxable.....................     149,747      9,543       6.37       82,793      5,242       6.33
Nontaxable(3)...............      12,054        579       4.80        5,091        245       4.81
Federal funds sold and
  securities purchased under
  agreements to resell......      61,696      3,842       6.23       39,659      1,972       4.97
Other earning assets........       9,711        631       6.50        6,356        325       5.11
                              ----------    -------                --------    -------
    Total interest-earning
      assets................     947,883     79,925       8.43      401,795     32,576       8.11
Non-earning assets:
Cash and due from banks.....      51,701                             23,378
Other assets................     112,754                             47,879
                              ----------                           --------
    Total assets............  $1,112,338                           $473,052
                              ==========                           ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
Deposits
  Interest-bearing demand...  $  101,429    $ 2,010       1.98     $ 38,071        488       1.28
  Money market..............     143,125      4,918       3.44       58,712      1,815       3.09
  Savings...................     105,134      2,329       2.22       46,668      1,082       2.32
  Time......................     380,836     21,138       5.55      147,410      7,490       5.08
                              ----------    -------                --------    -------
    Total interest-bearing
      deposits..............     730,524     30,395       4.16      290,861     10,875       3.74
Short-term borrowing........         509         32       6.29           --         --         --
Long-term debt..............      18,500      1,789       9.67        6,715        493       7.34
                              ----------    -------                --------    -------
    Total interest-bearing
      liabilities...........     749,533     32,216       4.30      297,576     11,368       3.82
Noninterest-bearing
  liabilities:
  Demand deposits...........     220,714                            108,977
  Other liabilities.........      15,099                              9,561
                              ----------                           --------
    Total liabilities.......     985,346                            416,114
Stockholders' equity........     126,992                             56,938
                              ----------                           --------
Total liabilities and
  stockholders' equity......  $1,112,338                           $473,052
                              ==========                           ========
Net interest income.........                $47,709                            $21,208
                                            =======                            =======
Net yield on
  interest-earning assets...                              5.03%                              5.28%
                                                          ====                               ====

                                         YEAR ENDED
                                     DECEMBER 31, 1998
                              --------------------------------
                                          INTEREST    AVERAGE
                              AVERAGE      INCOME      YIELD
                              BALANCE    OR EXPENSE   OR COST
                              --------   ----------   --------
                                   (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
Loans and leases(1).........  $26,275      $2,523       9.60%
Investment securities:(2)
Taxable.....................    4,700         277       5.89
Nontaxable(3)...............       --          --         --
Federal funds sold and
  securities purchased under
  agreements to resell......   10,569         573       5.42
Other earning assets........    7,594         447       5.89
                              -------      ------
    Total interest-earning
      assets................   49,138       3,820       7.77
Non-earning assets:
Cash and due from banks.....    3,101
Other assets................    1,897
                              -------
    Total assets............  $54,136
                              =======
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
Deposits
  Interest-bearing demand...  $ 3,772          47       1.25
  Money market..............    9,512         285       3.00
  Savings...................      977          24       2.46
  Time......................   18,134         913       5.03
                              -------      ------
    Total interest-bearing
      deposits..............   32,395       1,269       3.92
Short-term borrowing........      374          41      10.96
Long-term debt..............       --          --         --
                              -------      ------
    Total interest-bearing
      liabilities...........   32,769       1,310       4.00
Noninterest-bearing
  liabilities:
  Demand deposits...........   14,333
  Other liabilities.........      598
                              -------
    Total liabilities.......   47,700
Stockholders' equity........    6,436
                              -------
Total liabilities and
  stockholders' equity......  $54,136
                              =======
Net interest income.........               $2,510
                                           ======
Net yield on
  interest-earning assets...                            5.11%
                                                       =====

------------------------------

(1) Loan fees of $1.6 million, $1.0 million and $74 thousand are included in the computations for 2000, 1999 and 1998, respectively.

(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.

(3) Tax equivalent yields earned on the tax exempt securities are 6.39% and 6.49% for the years ended December 31, 2000 and 1999, respectively, using the federal statutory rate of 34%.

    The following table sets forth changes in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

                                                                YEAR ENDED DECEMBER 31, 2000
                                                          COMPARED TO YEAR ENDED DECEMBER 31, 1999
                                                         -------------------------------------------
                                                         NET CHANGE     RATE      VOLUME      MIX
                                                         ----------   --------   --------   --------
                                                                       (IN THOUSANDS)
Interest Income:
Loans and leases.......................................   $40,538     $  (303)   $41,346    $  (505)
Investment securities..................................     4,635          11      4,615          9
Federal funds sold.....................................     1,870         498      1,095        277
Other earning assets...................................       306          88        172         46
                                                          -------     -------    -------    -------
  Total interest income................................    47,349         294     47,228       (173)
                                                          -------     -------    -------    -------
Interest Expense:
Interest-bearing demand................................     1,521         266        812        443
Money market...........................................     3,103         202      2,610        291
Savings................................................     1,248         (48)     1,356        (60)
Time...................................................    13,649         692     11,861      1,096
Short-term borrowing...................................        32          --         --         32
Long-term debt.........................................     1,295         156        865        274
                                                          -------     -------    -------    -------
  Total interest expense...............................    20,848       1,268     17,504      2,076
                                                          -------     -------    -------    -------
Net interest income....................................   $26,501     $  (974)   $29,724    $(2,249)
                                                          =======     =======    =======    =======

                                                                 YEAR ENDED DECEMBER 31, 1999
                                                           COMPARED TO YEAR ENDED DECEMBER 31, 1998
                                                          -------------------------------------------
                                                          NET CHANGE     RATE      VOLUME      MIX
                                                          ----------   --------   --------   --------
                                                                        (IN THOUSANDS)
Interest Income:
Loans...................................................   $22,269      $ (91)    $23,201    $  (841)
Investment securities...................................     5,210         16       4,903        291
Federal funds sold......................................     1,399        (47)      1,577       (131)
Other earning assets....................................      (122)       (59)        (73)        10
                                                           -------      -----     -------    -------
  Total interest income.................................    28,756       (181)     29,608       (671)
                                                           -------      -----     -------    -------
Interest Expense:
Interest-bearing demand.................................       441          1         428         12
Money market............................................     1,530          9       1,474         47
Savings.................................................     1,058         (1)      1,122        (63)
Time....................................................     6,577          8       6,509         60
Short-term borrowing....................................       (41)       (41)        (41)        41
Long-term debt..........................................       493         --          --        493
                                                           -------      -----     -------    -------
  Total interest expense................................    10,058        (24)      9,492        590
                                                           -------      -----     -------    -------
Net interest income.....................................   $18,698      $(157)    $20,116    $(1,261)
                                                           =======      =====     =======    =======

NONINTEREST INCOME

2000 VS. 1999

    Total noninterest income increased by $4.0 million, or 128.1%, in 2000 from $3.2 million in 1999. The increase was primarily due to the Company's ownership of PSB for a full year in 2000 and the impact of the acquisition of SCB in March of 2000. The Company earns noninterest income primarily through fees related to
(i) services provided to deposit customers, (ii) services provided to current and potential loan customers as well as loan-related penalties, and (iii) providing loan servicing to third parties. In addition, through established referral programs for certain loan products and customers seeking investment vehicles other than bank-offered products, the Company earns commissions. The Company can also generate noninterest income through selling loans. Noninterest income in 1999 included the impact of a loss on the sale of investment securities totaling $626 thousand.

1999 VS. 1998

    Noninterest income increased by $2.4 million, or 329.2%, to $3.2 million in 1999 from $736 thousand in 1998. The increase was primarily due to activity resulting from the acquisitions of BOC and CalWest in late 1998 and the impact of the acquisition of PSB in August of 1999. Noninterest income for 1999 also includes the impact of a loss on the sale of investment securities during the year totaling $626 thousand. In connection with the CCB Merger, the PSB Acquisition, the BOC/SFB Merger and the CalWest/NBB Merger (all as defined in Note 3 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data), the Company determined that certain available for sale securities and certain held to maturity securities were not in accordance with the Company's defined interest rate risk and credit risk policies and sold certain securities.

    The following table presents for the years indicated the major categories of noninterest income:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Service charges and fees....................................   $2,930     $1,560      $ 98
Loan servicing fees.........................................      517        106        15
Referral and other loan-related fees........................    1,020        526        --
Commissions on sale of investment products..................      858        368        --
Gain on sale of loans, net..................................      655        512        --
Loss on sale of securities, net.............................       (7)      (626)       --
Net real estate owned income................................       12        121       203
Recovery from the Department of Transportation..............       --         --       369
Other income................................................    1,220        592        51
                                                               ------     ------      ----
  Total.....................................................   $7,205     $3,159      $736
                                                               ======     ======      ====

NONINTEREST EXPENSE

    Noninterest expenses are the costs, other than interest expense, associated with providing banking and financial services to customers and conducting the affairs of the Company. Also included are the costs associated with problem assets, including nonperforming and restructured loans and excluding the provision for loan and lease losses.

    For analytical purposes, the Company separates noninterest expense between operating and nonoperating. Operating noninterest expense excludes the impact of the amortization of goodwill and other intangibles arising from acquisitions accounted for under the purchase method of accounting and costs arising from or associated with reorganization and merger-related activities. Management believes this presentation to be beneficial to gaining an understanding of the Company's financial performance.

2000 VS. 1999

    Total noninterest expense increased $27.8 million, or 114.0%, to $52.2 million in 2000 from $24.4 million in 1999. The increase was principally the result of the impact of owning PSB for a full year in 2000 compared to approximately four months in 1999 as well as the impact of the SCB Acquisition in March of 2000. The Company's efficiency ratio improved to 95.1% in 2000 from 100.1% in 1999.

    Operating noninterest expense increased $21.8 million, or 100.1%, to $43.6 million in 2000 from $21.8 million in 1999, while total revenue (net interest income before provision for loan and lease losses plus total noninterest income) grew by $30.6 million, or 125.0%, to $54.9 million in 2000 from $24.4 million in 1999. The Company's ability to grow revenues to expenses at a ratio of 1.4 to 1 during 2000 was the direct result of the PSB/SCB Reorganization and BOC/CalWest Merger. As a result of the efficiencies resulting from the PSB/SCB Reorganization and the BOC/CalWest Merger, the Company's efficiency ratio before amortization of goodwill and core deposit intangibles and reorganization and merger-related costs improved to 79.4% in 2000 from 89.4% in 1999.

    Amortization of intangibles increased to $6.1 million in 2000 from $2.0 million in 1999 as a result of the PSB Acquisition, the SCB Acquisition and the CCB Merger. Reorganization and merger-related costs increased to $2.5 million in 2000 from $586 thousand in 1999 principally as a result of the PSB/ SCB Reorganization, including the decision to outsource all of the Company's data processing functions, and the BOC/CalWest Merger.

1999 VS. 1998

    Total noninterest expense increased $18.8 million, or 332.4%, to $24.4 million in 1999 from $5.6 million in 1998. The increase in noninterest expense was primarily due to the acquisitions of BOC and CalWest in late 1998 and the impact of the acquisition of PSB during August of 1999. The Company's efficiency ratio improved to 100.1% in 1999 from 173.8% in 1998.

    Operating noninterest expense increased $17.2 million, or 374.4%, to $21.8 million in 1999 from $4.6 million in 1998, while total revenue (net interest income before provision for loan and lease losses plus total noninterest income) grew by $21.2 million, or 662.5%, to $24.4 million in 1999 from $3.2 million in 1998. Operating noninterest expense in 1999 and 1998 included the costs related to Y2K issues, as well a costs associated with data conversion activity associated with the BOC/SFB Merger and CalWest/NBB Merger.

    Amortization of intangibles increased to $2.0 million in 1999 from $125 thousand in 1998 as a result of the acquisitions of BOC and CalWest in late 1998. Reorganization and merger-related costs declined to $586 thousand in 1999 from $925 thousand in 1998. Reorganization and merger-related costs in 1998 included costs associated with abandoned acquisition activity.

    The following table presents for the years indicated the major categories of noninterest expense:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Operating noninterest expense:
  Salaries and employee benefits............................  $21,946    $10,552     $2,018
  Occupancy and equipment...................................    6,822      3,206        489
  Data and item processing..................................    2,540      2,140        246
  Professional fees.........................................    3,094      1,123        259
  Communications............................................    1,904        918        131
  Business development......................................    1,553        976        137
  Customer service expense..................................    1,130        349         22
  Pre-opening costs.........................................       --         --        605
  Other.....................................................    4,609      2,524        686
                                                              -------    -------     ------
  Total operating noninterest expense (excluding intangible, amortization and reorganization and merger-related
    costs)..................................................   43,598     21,788      4,593
Amortization of intangibles.................................    6,148      2,026        125
Reorganization and merger-related costs.....................    2,461        586        925
                                                              -------    -------     ------
  Total noninterest expense.................................  $52,207     24,400     $5,643
                                                              =======    =======     ======

PROVISION FOR INCOME TAXES

    The Company recorded a tax provision of $1.2 million in 2000, a tax benefit of $176 thousand in 1999, and a tax provision of $15 thousand in 1998. The effective tax rates were 75.0%, (20.7)% and 0.6% for 2000, 1999 and 1998, respectively, as compared to the expected effective tax rate of 41.15%. The difference from the expected rate in 2000 is largely due to the non-deductible goodwill amortization and merger costs, which had the effect of increasing the effective tax rate.

FINANCIAL CONDITION

    Total assets of the Company at December 31, 2000 were $1.2 billion compared to $843.2 million at December 31, 1999. Total earning assets of the Company at December 31, 2000 totaled $1.0 billion compared to $708.6 million at December 31, 1999. The increase experienced year over year in total assets and total earning assets is attributable to the acquisitions completed during 1999 and 2000 as well as significant new customer activity. Total deposits at December 31, 2000 and 1999 were $1.0 billion compared to $712.8 million, respectively, and the increase is again attributable both to the Company's acquisitions during 2000 as well as significant new customer growth.

LOANS

    Total gross loans of the Company at December 31, 2000 were $759.6 million, compared to $560.8 million at December 31, 1999, an increase of $198.9 million, or 35.5%. At December 31, 2000 the four largest lending categories were
(i) commercial real estate loans; (ii) residential real estate loans;
(iii) commercial loans and (iv) construction loans. At December 31, 2000, those categories accounted for $269.3 million, $202.8 million, $103.9 million, and $68.0 million, or approximately 35.5%, 26.7%, 13.7%, and 9.0%, respectively, of total gross loans.

    Growth in the lending portfolio between December 31, 1999 and 2000 reflects the acquisition of SCB during 2000. Due to PSB's previous thrift charter, which required that a predominance of the institution's assets be invested in real estate secured loans, the Company's loan portfolio reflects a substantially higher real estate-related focus than would normally be found in a commercial bank.

    Total gross loans of the Company at December 31, 1999 were $560.8 million compared to $99.5 million at December 31, 1998. At December 31, 1999, the four largest lending categories were: (i) residential real estate loans,
(ii) commercial real estate loans, (iii) construction loans and (iv) commercial loans. At December 31, 1999, those categories accounted for $207.9 million, $186.0 million, $63.2 million and $59.8 million, or approximately 37.1%, 33.2%, 11.3% and 10.7% of total gross loans, respectively. The following table sets forth the amount of loans outstanding for the Company at the end of each of the years indicated, according to type of loan. The Company has no foreign loans or energy-related loans as of the dates indicated.

                                                                      DECEMBER 31,
                                                        -----------------------------------------
                                                          2000       1999       1998       1997
                                                        --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Residential real estate loans.........................  $202,759   $207,873   $    --    $    --
Commercial real estate loans..........................   269,321    185,990    47,502      6,131
Construction loans....................................    68,021     63,154        --         --
Equity lines..........................................    29,394     20,077        26         --
Commercial............................................   103,915     59,810    34,503      9,243
SBA, portion held for sale, at cost which approximates
  market..............................................    31,480      2,683       928         --
SBA, unguaranteed portion held for investment.........    33,379      3,799     2,505        930
Consumer loans........................................    20,044     17,393    14,027      5,852
Leases and other loans................................     1,301         --        --         17
                                                        --------   --------   -------    -------
Gross loans...........................................   759,614    560,779    99,491     22,173
Less: allowance for loan and lease losses.............   (10,089)    (6,750)   (1,986)    (1,013)
Deferred loan and lease fees..........................    (1,572)    (1,635)     (216)       (55)
                                                        --------   --------   -------    -------
Net loans.............................................  $747,953   $552,394   $97,289    $21,105
                                                        ========   ========   =======    =======

    The following table shows the amounts of some categories of loans outstanding as of December 31, 2000, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less.

                                                           DECEMBER 31, 2000
                                                        ------------------------
                                                        COMMERCIAL   REAL ESTATE
                                                        ----------   -----------
                                                             (IN THOUSANDS)
Aggregate maturities of loans which are due:
Within one year.......................................   $ 54,579      $ 56,678
After one year but within five years:
  Interest rates are floating or adjustable...........     32,840        53,927
  Interest rates are fixed or predetermined...........      8,878        13,111
After five years:
  Interest rates are floating or adjustable...........     68,588       248,239
  Interest rates are fixed or predetermined...........      3,889       197,540
                                                         --------      --------
    Total.............................................   $168,774      $569,495
                                                         ========      ========

    As of December 31, 2000, in management's judgment, a concentration of loans existed in real estate-related loans, and to a lesser extent, in commercial loans. At that date, real estate-related loans and commercial loans comprised 75.0% and 22.2% of total loans, respectively. At December 31, 1999, real estate-related loans and commercial loans comprised 85.1% and 11.8% of total loans, respectively.

    Although management believes the loans within these concentrations to have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Banks' primary market areas in particular could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

NONPERFORMING ASSETS

    Generally, loans are placed on nonaccrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured and other real estate owned ("OREO"):

                                                                            DECEMBER 31,
                                                              -----------------------------------------
                                                                2000       1999       1998       1997
                                                              --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Nonaccrual loans............................................   $2,859      $413      $1,654     $  415
Accruing loans past due 90 days or more.....................       --        --          --         14
Restructured loans..........................................       --        --         203        663
                                                               ------      ----      ------     ------
    Total nonperforming loans ("NPLs")......................    2,859       413       1,857      1,092
OREO........................................................    1,264        --         372        564
                                                               ------      ----      ------     ------
    Total nonperforming assets ("NPAs").....................   $4,123      $413      $2,229     $1,656
                                                               ======      ====      ======     ======
Selected ratios:
  NPLs to total loans and leases............................     0.38%     0.07%       1.87%      4.92%
  NPAs to total loans and OREO..............................     0.54      0.07        2.23       7.28
  NPAs to total assets......................................     0.35      0.05        0.94       4.01

IMPAIRED LOANS

    "Impaired loans" are commercial, commercial real-estate, other real-estate related and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans", although the two categories overlap. Nonaccrual loans include impaired loans, which are not reviewed on a collective basis for impairment, and are those loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the original contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. In determining whether or not a loan is impaired, the Company applies its normal loan review procedures on a case-by-case basis taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower's prior payment record, the amount of the shortfall in relation to the principal and interest owed and the length of the delay. The Company measures impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent, less estimated selling costs.

Loans for which an insignificant shortfall in amount of payments is anticipated, but where the Company expects to collect all amounts due, are not considered impaired.

    Loans aggregating $2.6 million and $365 thousand at December 31, 2000 and 1999, respectively, have been designated as impaired. The total allowance for loan and lease losses related to these loans was $713 thousand and $215 thousand at December 31, 2000 and 1999, respectively. At December 31, 1998, loans aggregating $825 thousand were designated as impaired and the total allowance for loan and lease losses related to these loans was $109 thousand. The average balance of impaired loans during 2000, 1999 and 1998 was $2.8 million, $774 thousand and $812 thousand, respectively.

    The amount of interest income that the Company would have recorded on nonaccrual and impaired loans had the loans been current totaled $302 thousand, $4 thousand and $162 thousand for the years ended December 31, 2000, 1999 and 1998, respectively. No accrued but unpaid interest income on such loans was in fact included in the Company's net income for the years ended December 31, 2000, 1999 and 1998. Interest income for 2000, 1999 and 1998 includes interest related to loans identified as impaired at the end of each reporting year of $152 thousand, $38 thousand and $126 thousand, respectively.

    At December 31, 2000, the Company had three OREO properties with an aggregate carrying value of $1.3 million. Management believes the properties to be readily marketable. During 2000, properties with a total carrying value of $1.3 million were added to OREO as a result of foreclosures and properties with a total carrying value of $46 thousand were sold. At December 31, 1999, the Company had no OREO properties and there was minimal OREO activity during 1998 with a carrying value of $306 thousand added to OREO and properties with a carrying value of $467 thousand being sold.

    All OREO properties are recorded by the Company at amounts which are equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs.

ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses is maintained at a level that management believes will be adequate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan and lease losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

    The allowance for loan and lease losses was $10.1 million, or 1.3% of gross loans, at December 31, 2000, compared to $6.8 million, or 1.2% of gross loans, at December 31, 1999, compared to $2.0 million, or 2.0% of gross loans, at December 31, 1998. The changes in the allowance period over period are primarily due to amounts acquired through the Company's acquisitions including
$2.5 million in 2000 and $4.1 million in 1999. The decrease in the percentage of the allowance for loan and lease losses to gross loans from 1998 to 1999 is based on an improvement in the key credit quality indicators resulting primarily from the effect of the PSB Acquisition. Net charge-offs as a percentage of average loans improved slightly from .005% to .004% from 1999 to 2000 and the allowance for loan and lease losses as a percentage of nonperforming loans decreased from 1,634% to 353% from 1999 to 2000. The provision for loan and lease losses for the years ended December 31, 2000, 1999 and 1998 was $1.1 million, $819 thousand and $340 thousand, respectively.

    The table below summarizes average loans and leases outstanding, gross loans and leases, nonperforming loans and leases and changes in the allowance for loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense:

                                                             YEAR (PERIOD) ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           2000       1999       1998       1997
                                                         --------   --------   --------   --------
                                                                      (IN THOUSANDS)
Average gross loans and leases outstanding.............  $714,675   $267,896   $26,275     $2,832
Gross loans and leases.................................   759,614    560,779    99,491     22,173
Nonperforming loans and leases.........................     3,865        413     1,857      1,092
  Allowance for loan and lease losses:
    Beginning balance..................................     6,750      1,986     1,013         --
    Balance acquired...................................     2,547      4,087     1,168      1,013
    Loans charged off
      Real estate-related..............................         6         23       623         --
      Commercial.......................................       109        165         2         --
      Consumer.........................................        55         --        --         --
      Leases and other loans...........................       296         --        --         --
      Installment......................................        --         95        57         --
                                                         --------   --------   -------     ------
        Total..........................................       466        283       682         --
                                                         --------   --------   -------     ------
    Recoveries
      Real estate-related..............................        21         22        75         --
      Commercial.......................................        47         87        14         --
      Consumer.........................................        32         --        --         --
      Leases and other loans...........................        93         --        --         --
      Installment......................................        --         32        58         --
                                                         --------   --------   -------     ------
        Total..........................................       193        141       147         --
                                                         --------   --------   -------     ------
    Net loans and leases charged off...................       273        142       535         --
    Provision for loan and lease losses................     1,065        819       340         --
                                                         --------   --------   -------     ------
        Ending balance.................................  $ 10,089   $  6,750   $ 1,986     $1,013
                                                         ========   ========   =======     ======
  Selected ratios:
    Net charge-offs to average gross loans and
      leases...........................................      0.04%      0.05%     2.04%        --%
    Provision for loan and lease losses to average
      loans and leases.................................      0.15       0.31      1.29         --
  Allowance at end of period to gross loans and leases
    outstanding at end of period.......................      1.33       1.20      2.00       4.57
  Allowance as percentage of nonperforming loans.......    261.03   1,634.38    106.95      92.77

    In allocating the Company's allowance for loan and lease losses, management has considered the credit risk in the various loan categories in its portfolio. As such, the allocations of the allowance for loan and lease losses are based upon the average aggregate historical net loan and lease losses experienced in each of the Banks. While every effort has been made to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness that does not exist. The following table indicates management's allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

                                                                       AT DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                     2000                      1999                      1998                      1997
                            -----------------------   -----------------------   -----------------------   -----------------------
                                         PERCENT OF                PERCENT OF                PERCENT OF                PERCENT OF
                                          LOANS IN                  LOANS IN                  LOANS IN                  LOANS IN
                                            EACH                      EACH                      EACH                      EACH
                            ALLOCATION    CATEGORY    ALLOCATION    CATEGORY    ALLOCATION    CATEGORY    ALLOCATION    CATEGORY
                              OF THE      TO TOTAL      OF THE      TO TOTAL      OF THE      TO TOTAL      OF THE      TO TOTAL
                            ALLOWANCE      LOANS      ALLOWANCE      LOANS      ALLOWANCE      LOANS      ALLOWANCE      LOANS
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural............    $ 3,439        22.2%      $2,456         11.8%      $  945         38.1%      $  455         45.9%
Real estate-related.......      5,245        75.0        1,210         85.1          720         47.8          279         27.7
Consumer..................        349         2.6          394          3.1          269         14.1          197         26.4
Leases....................         47         0.2           --           --           --           --           --           --
Unallocated...............      1,009                    2,690                        52                        82
                              -------       -----       ------        -----       ------        -----       ------        -----
Total.....................    $10,089       100.0%      $6,750        100.0%      $1,986        100.0%      $1,013        100.0%
                              =======       =====       ======        =====       ======        =====       ======        =====

INVESTMENTS

    Total investments at December 31, 2000 totaled $241.7 million, compared to $160.0 million at December 31, 1999 and $98.8 million at December 31, 1998. The increases experienced year over year are a result of the acquisitions completed in 2000 and 1999. At December 31, 2000, the Company's investments included overnight Federal funds sold of $60.2 million, interest-bearing deposits with other banks of $1.8 million, investment securities of $171.8 million and Federal Reserve Bank stock and Federal Home Loan Bank stock of $7.9 million. At
December 31, 1999, the investments of the Company included overnight Federal funds sold and securities purchased under agreements to resell of $20.8 million, interest-bearing deposits with other banks of $7.6 million, investment securities of $127.5 million and FRB stock of $4.1 million. The Company's portfolio of investment securities during 2000 and 1999 consisted primarily of U.S. treasury and agency securities, corporate bonds and municipal securities. At December 31, 2000 and 1999, the carrying value of the Company's investment securities classified as available for sale was $111.7 million and $56.9 million, respectively, and the carrying value of the Company's investment securities held to maturity totaled $60.1 million and $70.6 million, respectively. The Company does not hold any investment securities in a trading account.

    The carrying value of the Company's portfolio of investment securities at December 31, 2000, 1999 and 1998 were as follows:

                                                                      CARRYING VALUE
                                                                     AT DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Investment securities available for sale:
  U.S. and state governments and agencies...................  $111,671   $54,976    $20,410
  State and municipal bonds.................................        --       490        487
  Mortgage-backed securities................................        35     1,435         --
  Corporate bonds...........................................        --        --        781
                                                              --------   -------    -------
    Total available for sale, at fair value.................  $111,706   $56,901    $21,678
                                                              ========   =======    =======
Investment securities held to maturity:
  U.S. and state governments and agencies...................  $  1,000   $ 2,495    $ 4,241
  State and municipal bonds.................................    11,934    12,069      1,630
  Mortgage-backed securities................................    46,724    55,612         --
  Corporate bonds...........................................       410       416      2,640
                                                              --------   -------    -------
    Total held to maturity, at amortized cost...............  $ 60,068   $70,592    $ 8,511
                                                              ========   =======    =======

    The following tables show the maturities of investment securities at December 31, 2000, and the weighted average yields of such securities excluding the benefit of tax-exempt securities:

                                                                          DECEMBER 31, 2000
                                        -------------------------------------------------------------------------------------
                                                                AFTER ONE YEAR       AFTER FIVE YEARS
                                            WITHIN ONE          BUT WITHIN FIVE       BUT WITHIN TEN
                                               YEAR                  YEARS                 YEARS            AFTER TEN YEARS
                                        -------------------   -------------------   -------------------   -------------------
                                         AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
Investment securities available for
  sale:
  U.S. treasuries.....................  $24,005      5.93%    $38,485      5.97%    $    --      0.00%    $    --      0.00%
  U.S. and state governments and
    agencies..........................   16,586      6.06      29,881      6.31          40      8.27       2,674      7.65
  Mortgage backed securities..........       35      4.90          --      0.00          --      0.00          --      0.00
                                        -------               -------               -------               -------
  Total available for sale............  $40,626      5.98%    $68,366      6.12%    $    40      8.27%    $ 2,674      7.65%
                                        =======      ====     =======      ====     =======      ====     =======      ====

Investment securities held to
  maturity:
  U.S. treasuries.....................  $    --      0.00%    $            0.00%    $            0.00%    $            0.00%
  U.S. and state governments and
    agencies..........................    1,000      6.38          --      0.00          --      0.00          --      0.00
  State and municipal bonds...........       50      3.83         844      4.60       7,521      4.69       3,519      5.00
  Mortgage backed securities..........      388      6.30       3,497      6.46      15,328      6.71      27,511      6.88
  Corporate bonds.....................      101      6.44         309      7.47          --      0.00          --      0.00
                                        -------               -------               -------               -------
  Total held to maturity, amortized
    cost..............................  $ 1,539      6.28%    $ 4,650      6.19%    $22,849      6.04%    $31,030      6.67%
                                        =======      ====     =======      ====     =======      ====     =======      ====

    Additional information concerning investment securities is provided in
Note 5 of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

DEPOSITS

    Total deposits were $1.0 billion at December 31, 2000 compared to $712.8 million at December 31, 1999. The increase in total deposits since December 31, 2000 is attributed primarily to the acquisition of SCB in 2000. Noninterest-bearing demand deposits were $248.8 million, or 24.8% of total deposits, at December 31, 2000, compared to $151.1 million, or 21.2% of total deposits, at December 31, 1999. Interest-bearing deposits are comprised of money market accounts, regular savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more. The following table shows the average amount and average rate paid on the categories of deposits for each of the years indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                     2000                  1999                  1998
                                              -------------------   -------------------   -------------------
                                              AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                              BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                              --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Noninterest-bearing demand..................  $220,714     0.00%    $108,977        0%    $14,333         0%
Interest-bearing demand.....................   101,429     1.98       38,071     1.28       3,772      1.25
Money market................................   143,125     3.44       58,712     3.09       9,512      3.00
Savings.....................................   105,134     2.22       46,668     2.32         977      2.46
Time........................................   380,836     5.55      147,410     5.08      18,134      5.03
                                              --------              --------              -------
    Total...................................  $951,238     3.20%    $399,838     2.72%    $46,728      2.72%
                                              ========     ====     ========     ====     =======      ====

    Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2000:

                                                              DECEMBER 31, 2000
                                                              ------------------
                                                                (IN THOUSANDS)
Due in three months or less.................................       $ 62,244
Due in over three months through six months.................         40,316
Due in over six months through twelve months................         33,487
Due in over twelve months...................................         12,398
                                                                   --------
    Total...................................................       $148,445
                                                                   ========

CAPITAL RESOURCES

    Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of "core" or "Tier I" capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier I capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier I capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans and adding the products together.

    The Company, PCC and each of the Banks were well capitalized as of December 31, 2000 and December 31, 1999 for federal regulatory purposes. See Note 20 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

LIQUIDITY

    The Banks rely on deposits as their principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of approximately 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities expressed as a percentage of total deposits) of approximately 25%. The average loan-to-deposit ratio was 75.1% for the year ended December 31, 2000, 67.0% for the year ended in 1999 and 56.2% for the year ended December 31, 1998. The average liquidity ratio was 28.9% for the year ended December 31, 2000, 37.8% for the year ended in 1999 and 39.3% for the year ended December 31, 1998. At December 31, 2000, the Company's loan-to-deposit ratio was 75.5% and the liquidity ratio was 28.7%. At December 31, 1999, the Company's loan-to-deposit ratio was 78.3% and the liquidity ratio was 26.5%. While fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, and discount window borrowings from the Federal Reserve Bank and borrowing under a line of credit with the Federal Home Loan Bank or other correspondent banks could be employed.

    The Company, on a stand alone basis, relies on dividends from the Banks as its primary source of liquidity. See related discussion and regulatory limitations on dividends at Item 5--Dividends. The holding company also established a revolving line of credit for supplemental operating cash flow needs as a secondary source of liquidity. The maximum amount outstanding during 2000 was $700 thousand and the balance was zero at December 31, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within the Company's guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

    Interest rate risk is addressed by the Company's Executive ALCO Committee (the "Executive ALCO Committee"), which includes senior management representatives. The Executive ALCO Committee monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The Executive ALCO Committee manages the Company's balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

    The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Executive ALCO Committee and Board of the Company. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

MARKET VALUE OF PORTFOLIO EQUITY

    The Company measures the impact of market interest rate changes on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet items, defined as market value of portfolio equity, using a simulation model. This simulation model assesses the changes in market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of 100 and 200 basis points. The following tables shows the Company's projected change in net portfolio value for this set of rate shocks as of December 31, 2000.

                        MARKET VALUE OF PORTFOLIO EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                             PERCENTAGE OF
                                                        PERCENTAGE CHANGE   PERCENTAGE OF   PORTFOLIO EQUITY
INTEREST RATE SCENARIO                   MARKET VALUE       FROM BASE       TOTAL ASSETS       BOOK VALUE
----------------------                   ------------   -----------------   -------------   ----------------
Up 200 basis points....................    $191,674           (2.91)%           16.36%           147.28%
Up 100 basis points....................     194,613           (1.43)            16.62            149.54
BASE...................................     197,429              --             16.86            151.71
Down 100 basis points..................     198,622            0.60             16.96            152.62
Down 200 basis points..................     192,666           (2.41)            16.45            148.05

    The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

NET INTEREST INCOME SIMULATION

    In order to measure interest rate risk at December 31, 2000, the Company used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationships for each of the Company's products. Many of the Company's assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. The Company's non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Company.

    This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to the Company's credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on the Company's net interest income.

    For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At December 31, 2000, the Company's net interest income exposure related to these hypothetical changes in market interest rate was within the current guidelines established by the Company.

                      SENSITIVITY FOR NET INTEREST INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                             NET INTEREST
                                       ADJUSTED NET     PERCENTAGE CHANGE    NET INTEREST    MARGIN CHANGE
INTEREST RATE SCENARIO                INTEREST INCOME       FROM BASE       MARGIN PERCENT     FROM BASE
----------------------                ---------------   -----------------   --------------   -------------
Up 200 basis points.................      $49,244              1.47%             4.95%            0.07%
Up 100 basis points.................       48,908              0.78              4.92             0.04
BASE................................       48,529                --              4.88               --
Down 100 basis points...............       47,910             (1.28)             4.82            (0.06)
Down 200 basis points...............       46,769             (3.63)             4.70            (0.18)

GAP ANALYSIS

    Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods.

    The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2000. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net interest margins of the Company.

                                                          DECEMBER 31, 2000
                                                   AMOUNTS MATURING OR REPRICING IN
                            ------------------------------------------------------------------------------
                            3 MONTHS OR   OVER 3 MONTHS   OVER 1 YEAR TO
                               LESS       TO 12 MONTHS       5 YEARS       OVER 5 YEARS   NON-SENSITIVE(1)     TOTAL
                            -----------   -------------   --------------   ------------   ----------------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from
    banks.................   $      --      $      --        $     --        $     --         $  55,778      $   55,778
  Federal funds sold......      60,230             --              --              --                --          60,230
  Investment securities...      23,078         35,280          72,964          50,106                --         181,428
  Loans and leases........     265,080        124,698         105,201         263,063                --         758,042
  Other assets(2).........          --             --              --              --           115,784         115,784
                             ---------      ---------        --------        --------         ---------      ----------
  Total assets............     348,388        159,978         178,165         313,169           171,562       1,171,262
                                                                                                             ==========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Non-interest bearing
    demand deposits.......          --             --              --              --           248,824         248,824
  Interest-bearing demand,
    money market and
    savings...............     372,761             --              --              --                --         372,761
  Time certificates of
    deposit...............     137,741        193,717          50,014             481                --         381,953
  Short term debt.........       1,136             --              --              --                --           1,136
  Long term debt..........         900          1,800          15,800              --                --          18,500
  Other liabilities.......          --             --              --              --            14,448          14,448
  Minority interest.......       3,500             --              --              --                --           3,500
  Stockholders' equity....          --             --              --              --           130,140         130,140
                             ---------      ---------        --------        --------         ---------      ----------
    Total liabilities and
      stockholders'
      equity..............     516,038        195,517          65,814             481           393,412       1,171,262
                             ---------      ---------        --------        --------         ---------      ==========
  Period Gap..............    (167,650)       (35,539)        112,351         312,688          (221,850)
                             =========      =========        ========        ========         =========
  Cumulative interest
    earning assets........     348,388        508,366         686,531         999,700
  Cumulative interest
    bearing liabilities...     516,038        711,555         777,369         777,850
                             ---------      ---------        --------        --------
  Cumulative gap..........   $(167,650)     $(203,189)       $(90,838)       $221,850
                             =========      =========        ========        ========
  Cumulative interest
    earning assets to
    cumulative interest
    bearing liabilities...        67.5%          71.4%           88.3%          128.5%
  Cumulative gap as a
    percent of:
    Total assets..........       (14.3)%        (17.4)%          (7.8)%          18.9%
    Interest earning
      assets..............       (16.8)%        (20.3)%          (9.1)%          22.2%

------------------------

(1) Assets or liabilities and equity which are not interest rate-sensitive.

(2) Allowance for loan and lease losses of $10.1 million as of December 31, 2000 is included in other assets.

    At December 31, 2000, the Company had $508.4 million in assets and $711.6 million in liabilities repricing within one year. This means that $203.2 million more of the Company's interest rate sensitive liabilities than the Company's interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2000 is 71.4%. In theory, this analysis indicates that at December 31, 2000, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

    Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, or the benefit of no-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally reprice along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as its noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make the Company's actual behavior more asset sensitive than is indicated in the gap analysis. In fact the Company has experienced higher net interest income when rates rise, and lower net interest income when rates fall, in contrast to what is indicated by the gap analysis. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

RECENT LEGISLATION

    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also referred to as the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve System member banks with firms "engaged principally" in specified securities activities, and Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specific securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Board of Governors, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

    In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a financial holding company as permitted under an amendment to the BHC Act. To become a financial holding company, the Company would file a declaration with the Board of Governors, electing to engage in activities permissible for financial holding companies and certifying that the Company is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Board of Governors must also determine that each of the Company's insured depository institution subsidiaries has at least a "satisfactory" CRA rating. The Company currently meets the requirements to make an election to become a financial holding company. The Company is examining its strategic business plan to determine whether, based upon market conditions, the Company's relative financial condition, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

    The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of cash flows. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transactions (a cash flow hedge). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO 133--AN AMENDMENT OF FASB STATEMENT NO, 133 ("SFAS No. 137"), is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted the provisions of SFAS No. 133, as amended on January 1, 2001. The impact on the consolidated financial statements was not material.

    In March 2000, the FASB issued Interpretation No. 44 "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion No. 25 and is effective July 1, 2000 with certain conclusions covering specific events that occurred after December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 did not have a material effect on the Company's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES," ("SFAS No. 140"). This statement replaces FASB Statement No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral. It also provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management believes that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operations or financial position.

INFLATION

    The majority of the Company's assets and liabilities are monetary items held by the Company, the dollar value of which is not affected by inflation. Only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Company that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses that may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Banks, making collection on extensions of credit more difficult for the Company. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

Independent Auditors' Reports...............................     42
Consolidated Balance Sheets.................................     44
Consolidated Statements of Operations.......................     45
Consolidated Statements of Comprehensive Income (Loss)......     46
Consolidated Statements of Changes in Stockholders'
  Equity....................................................     47
Consolidated Statements of Cash Flows.......................     48
Notes to Consolidated Financial Statements..................     51

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
California Community Bancshares, Inc.:

    We have audited the accompanying consolidated balance sheets of California Community Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1998 were audited by other auditors whose report thereon dated February 23, 1999 expressed an unqualified opinion.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Community Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Los Angeles, California
March 2, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of California Financial Bancorp and Subsidiaries:

    We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholder's equity, and cash flows for the year ended December 31, 1998 of California Financial Bancorp (formerly Belvedere Bancorp) and subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1998 consolidated financial statements of the Company referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Los Angeles, California
February 23, 1999

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
                                 ASSETS
Cash and due from banks (Note 4)............................  $   55,778   $ 34,569
Federal funds sold and securities purchased under agreements
  to resell (Note 6)........................................      60,230     20,791
                                                              ----------   --------
Total cash and cash equivalents.............................     116,008     55,360
Interest-bearing deposits with other banks..................       1,784      7,576
Investment securities available for sale, at fair value
  (Note 5)..................................................     111,706     56,901
Investment securities held to maturity, at amortized cost
  (Note 5)..................................................      60,068     70,592
Investment in Federal Reserve Bank and Federal Home Loan
  Bank stock,
  at cost...................................................       7,870      4,112
Loans receivable, net of allowance for loan and lease losses of $10,089 at December 31, 2000 and $6,750 at December 31,
  1999 (Notes 7 and 12).....................................     747,953    552,394
Other real estate owned, net................................       1,264         --
Premises and equipment, net (Note 15).......................      23,014     20,874
Accrued interest receivable.................................       7,258      4,644
Cash surrender value of life insurance (Note 15)............       2,433      1,471
Goodwill and other intangible assets (Note 3)...............      83,925     61,868
Other assets................................................       7,979      7,387
                                                              ----------   --------
TOTAL ASSETS................................................  $1,171,262   $843,179
                                                              ==========   ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Noninterest-bearing deposits (Note 9).....................  $  248,824   $151,121
  Interest-bearing deposits (Note 9)........................     754,714    561,641
                                                              ----------   --------
    Total deposits..........................................   1,003,538    712,762
  Deferred income tax liabilities, net (Note 14)............       6,997      6,694
  Trust preferred securities (Note 11)......................      18,500     18,500
  Accrued interest and other liabilities....................       8,587      5,889
                                                              ----------   --------
    Total liabilities.......................................   1,037,622    743,845
MINORITY INTEREST IN SUBSIDIARIES:
  Placer Capital Co. Preferred Stock issued to Placer
    Capital Funding LLC-$0.01 par value; 25,000,000
    authorized; one share issued and outstanding at December
    31, 2000 and 1999 (Notes 3, 11, and 12).................       3,500      3,500
                                                              ----------   --------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 19)
STOCKHOLDERS' EQUITY (Notes 10, 16, 17 and 20):
  Common stock $0.01 par value; 75,000,000 shares
    authorized; 26,312,576 and 21,267,483 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................     132,847     99,450
  Accumulated other comprehensive income (loss).............         496       (342)
  Accumulated deficit.......................................      (3,203)    (3,274)
                                                              ----------   --------
    Total stockholders' equity..............................     130,140     95,834
                                                              ----------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,171,262   $843,179
                                                              ==========   ========

          See accompanying notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans................................  $ 65,330   $ 24,792   $ 2,523
  Interest on deposits with other banks.....................       186        228       145
  Interest on Federal funds sold and securities purchased
    under agreements to resell..............................     3,842      1,972       573
  Interest on investment securities.........................    10,122      5,487       277
  Dividends on Federal Reserve Bank and Federal Home Loan
    Bank stocks.............................................       445         97        14
  Other.....................................................        --         --       288
                                                              --------   --------   -------
  Total interest income.....................................    79,925     32,576     3,820
                                                              --------   --------   -------
INTEREST EXPENSE:
  Savings, money market and demand deposits.................     9,257      3,385       356
  Time certificates of deposit under $100,000...............    12,452      4,580       472
  Time certificates of deposit of $100,000 and over.........     8,686      2,910       441
  Other borrowings..........................................     1,821        493        41
                                                              --------   --------   -------
  Total interest expense....................................    32,216     11,368     1,310
                                                              --------   --------   -------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE
  LOSSES....................................................    47,709     21,208     2,510
PROVISION FOR LOAN AND LEASE LOSSES (Note 7)................     1,065        819       340
                                                              --------   --------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................    46,644     20,389     2,170
                                                              --------   --------   -------
NONINTEREST INCOME:
  Service charges and fees..................................     2,930      1,560        98
  Loan servicing fees.......................................       517        106        15
  Referral and other loan related fees......................     1,020        526        --
  Commissions on sale of investment products................       858        368        --
  Gain on sale of loans, net................................       655        512        --
  Loss on sale of securities, net...........................        (7)      (626)       --
  Real estate owned, net....................................        12        121       203
  Recovery from the Department of Transportation............        --         --       369
  Other income..............................................     1,220        592        51
                                                              --------   --------   -------
  Total noninterest income..................................     7,205      3,159       736
                                                              --------   --------   -------
NONINTEREST EXPENSE:
  Salaries and employee benefits (Note 15)..................    21,946     10,552     2,018
  Occupancy and premises and equipment......................     6,822      3,206       489
  Data and item processing..................................     2,540      2,140       246
  Professional fees.........................................     3,094      1,123       259
  Communications............................................     1,904        918       131
  Business development......................................     1,553        976       137
  Customer services.........................................     1,130        349        22
  Amortization of intangible assets.........................     6,148      2,026       125
  Reorganization and merger-related costs...................     2,461        586       925
  Preopening costs..........................................        --         --       605
  Other operating expenses..................................     4,609      2,524       686
                                                              --------   --------   -------
  Total noninterest expense.................................    52,207     24,400     5,643
                                                              --------   --------   -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY
  INTERESTS.................................................     1,642       (852)   (2,737)
PROVISION FOR INCOME TAX EXPENSE (BENEFIT) (Note 14)........     1,232       (176)       15
                                                              --------   --------   -------
INCOME (LOSS) BEFORE MINORITY INTERESTS.....................       410       (676)   (2,752)
MINORITY INTERESTS:
  Cost of minority interest (Note 11).......................       339         94        --
  Minority interest in loss of subsidiaries.................        --       (354)     (103)
                                                              --------   --------   -------
NET INCOME (LOSS)...........................................  $     71   $   (416)  $(2,649)
                                                              ========   ========   =======
BASIC AND DILUTED INCOME (LOSS) PER SHARE (Note 17).........  $   0.00   $  (0.03)  $ (1.93)
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                     CALIFORNIA COMMUNITY BANCSHARES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................    $ 71      $(416)    $(2,649)
Other comprehensive income, net of related taxes:
Unrealized holding gains (losses) arising during the year...     844       (353)         19
Reclassification of realized gains included in income.......       6          8          --
                                                                ----      -----     -------
  Total.....................................................     838       (361)         19
                                                                ----      -----     -------
COMPREHENSIVE INCOME (LOSS).................................    $909      $(777)    $(2,630)
                                                                ====      =====     =======

          See accompanying notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            ACCUMULATED
                                                                               OTHER           TOTAL
                               COMMON STOCK   COMMON STOCK   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                SHARES(1)        AMOUNT        DEFICIT     INCOME (LOSS)      EQUITY
                               ------------   ------------   -----------   -------------   -------------
BALANCE, DECEMBER 31,
  1997.......................      843,446      $  4,610       $  (209)        $  --         $  4,401
  Net loss...................           --            --        (2,649)           --           (2,649)
  Net unrealized gains on
    investment securities
    available for sale, net
    of minority interest of
    $17......................           --            --            --            19               19
  Sale of common stock.......    6,032,330        32,971            --            --           32,971
                                ----------      --------       -------         -----         --------
BALANCE, DECEMBER 31, 1998...    6,875,776        37,581        (2,858)           19           34,742
  Net loss...................           --            --          (416)           --             (416)
  Net unrealized losses on
    investment securities
    available for sale, net
    of minority interest of
    $15 and net of taxes of
    $237.....................           --            --            --          (361)            (361)
  SFB option exercised.......      182,960         1,000            --                          1,000
  Shares issued for PCC......   13,040,657        53,000            --            --           53,000
  Shares issued in SFB
    purchase.................      873,286         5,808            --            --            5,808
  Shares issued in NBB
    purchase.................      287,488         2,021            --            --            2,021
  Stock options exercised....        7,316            40            --            --               40
                                ----------      --------       -------         -----         --------
BALANCE, DECEMBER 31,
  1999.......................   21,267,483        99,450        (3,274)         (342)          95,834
  Net income.................                                       71            --               71
  Sale of common stock.......    5,030,040        33,400            --            --           33,400
  Settlement of dissenting
    shares...................       15,053            (3)           --            --               (3)
  Net unrealized gains on
    investment securities
    available for sale, net
    of taxes of $558.........           --            --            --           838              838
                                ----------      --------       -------         -----         --------
BALANCE, DECEMBER 31, 2000...   26,312,576      $132,847       $(3,203)        $ 496         $130,140
                                ==========      ========       =======         =====         ========

------------------------

(1) The number of shares has been adjusted for the CCB Merger using the 1.8296 exchange ratio.

          See accompanying notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
NET INCOME (LOSS)...........................................  $      71   $   (416)  $ (2,649)
CASH FLOWS FROM OPERATING ACTIVITIES:
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED
  IN OPERATING ACTIVITIES:
  Provision for loan and lease losses.......................      1,065        819        340
  Minority interest in subsidiaries.........................         --       (354)      (103)
  Amortization of intangible assets.........................      6,148      2,026        125
  Depreciation and amortization.............................      3,085      1,115        218
  Accretion of discount on investment securities, net.......       (809)       164         (3)
  Amortization of loan fees/unearned discounts/deferred
    gains...................................................       (617)        49       (307)
  Proceeds from sale of loans...............................     33,541     10,509         --
  Gain on sale of loans.....................................       (655)      (512)        --
  Loss on sale of investment securities.....................          7        626         --
  Gain on sale of other real estate owned...................        (12)      (121)      (203)
  (Gain) loss on disposition of premises and equipment......       (140)       201         --
  Dividends received on Federal Home Loan Bank and Federal
    Reserve Bank stock......................................       (217)       (97)       (14)
  Decrease (increase) in accrued interest receivable and
    other assets............................................     (1,372)       546       (489)
  Payment of salary continuation obligation.................       (140)    (1,260)        --
  Deferred income tax liabilities, net......................     (1,741)     4,980         (2)
  (Decrease) increase in accrued interest payable and other
    liabilities.............................................     (3,072)    (9,237)     2,576
                                                              ---------   --------   --------
  Net cash provided by (used in) operating activities.......     35,142      9,038       (511)
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits with
    other banks.............................................      5,792     (3,108)      (200)
  Purchases of investment securities available for sale.....    (70,625)   (15,775)        --
  Purchases of investment securities held to maturity.......         --     (6,995)    (3,996)
  Proceeds from calls and maturities of investment
    securities available for sale...........................     41,098      6,600         --
  Proceeds from calls and maturities of investment
    securities held to maturity.............................      1,660      8,496        200
  Proceeds from sale of investment securities available for
    sale....................................................        493     46,469         --
  Proceeds from sale of investment securities held to
    maturity................................................         --      9,275         --
  Principal collected on investment securities available for
    sale....................................................      1,449      1,174        200
  Principal collected on investment securities held to
    maturity................................................      9,160      4,514      4,001
  Purchase of subsidiaries, net of cash acquired............    (13,280)   (37,879)        --
  Additional cash paid for acquisitions.....................       (154)        --         --
  Net cash acquired in acquisitions.........................         --         --     32,955
  Purchase of minority interest.............................         --     (2,075)        --
  Net disbursements of loans................................    (88,984)   (92,728)    (4,714)
  Purchases of premises and equipment.......................     (3,453)    (1,109)      (738)
  Proceeds from sale of other real estate owned.............         58      1,281        697
  Proceeds from cash surrender value of life insurance
    policies................................................      3,749      2,307         --
  Purchases of Federal Reserve Bank stock, net of
    redemptions.............................................     (3,364)      (627)      (269)
                                                              ---------   --------   --------
    Net cash (used in) provided by investing activities.....   (116,401)   (80,180)    28,136
                                                              ---------   --------   --------

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................    108,510    (38,247)     6,203
  Capital contribution from minority shareholders...........         --         --      1,989
  Issuance of trust preferred securities....................         --     18,500         --
  Increase in minority interest.............................         --      3,500         --
  Proceeds from the issuance of common stock and the
    exercise of options.....................................     33,400     61,869     32,971
  Purchases of dissenting shares............................         (3)        --         --
                                                              ---------   --------   --------
    Net cash provided by financing activities...............    141,907     45,622     41,163
                                                              ---------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     60,648    (25,520)    68,788
BEGINNING CASH AND CASH EQUIVALENTS.........................     55,360     80,880     12,092
                                                              ---------   --------   --------
ENDING CASH AND CASH EQUIVALENTS............................  $ 116,008   $ 55,360   $ 80,880
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $  31,689   $ 12,095   $  1,228
  Taxes paid................................................      3,170      2,030          1
  Net change in unrealized (gain) loss on available for sale
    investment securities, net of taxes.....................       (838)       361         --
  Acquisition of other real estate owned through
    foreclosure.............................................      1,272         --        302
  Loans made to facilitate sale of real estate..............         --        426         --
  Loans reacquired through settlement of deposit withheld on
    loan servicing rights sold..............................         --         --        524
  Reclassification of real estate held for investment from
    fixed assets............................................        250
  Reduction of deferred tax asset and related valuation
    allowance against goodwill..............................        120        811         --
  Reduction of real estate held for investment against
    goodwill................................................      1,078         --         --
  Reduction of real estate held for investment against
    deferred tax assets.....................................        753         --         --
  Reclassification of securities from held to maturity to
    available for sale portfolio............................         --     30,102         --

          See accompanying notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

            SUPPLEMENTAL DISCLOSURE FOR ACQUISITIONS OF SUBSIDIARIES

                                 (IN THOUSANDS)

                                               2000          1999                     1998
                                            ----------   -------------   -------------------------------
                                                                          CALWEST BANK
                                            SACRAMENTO                     (FORMERLY
                                            COMMERCIAL   PLACER SIERRA       DOWNEY       BANK OF ORANGE
                                               BANK          BANK        NATIONAL BANK)       COUNTY
                                            ----------   -------------   --------------   --------------
ASSETS ACQUIRED:
  Cash....................................   $ 16,339      $ 18,994          $25,229         $ 34,726
  Interest-bearing deposits in other
    banks.................................         --            --              293            1,976
  Federal funds sold......................      8,500        18,058
  Investment securities...................     25,317       152,452            6,497           20,275
  Investment in Federal Reserve Bank and
    Federal Home Loan Bank stock..........        177         2,936               90               --
  Loans and leases........................    141,181       373,056           29,253           41,970
  Other real estate owned.................         38         6,215               --               --
  Premises and equipment..................      2,024        19,385              297              306
  Accrued interest receivable.............        983         3,958              271              491
  Cash surrender value of life
    insurance.............................      4,519         1,442               --            2,224
  Other assets............................      1,962           882              124            1,053
  Favorable lease rights..................        346            --               --               --
  Goodwill................................     20,825        32,421            6,646            5,858
  Core deposit intangible.................      5,713        10,816            1,097            2,992
                                             --------      --------          -------         --------
                                              227,924       640,615           69,797          111,871
LIABILITIES ASSUMED:
  Deposits................................    182,265       554,352           57,348           93,353
  Accrued interest and other
    liabilities...........................      7,540        11,332              861            3,270
                                             --------      --------          -------         --------
                                              189,805       565,684           58,209           96,623
                                             --------      --------          -------         --------
CASH PAID FOR COMMON STOCK................   $ 38,119      $ 74,931          $11,588         $ 15,248
                                             ========      ========          =======         ========

    The Company purchased the minority interests of National Business Bank ("NBB") and Security First Bank ("SFB") during 1999, which resulted in additional goodwill of $204 thousand and $2.4 million, respectively. The Company consolidated the financial records of NBB and SFB after the initial investments in the majority interests of these banks in 1998 and 1997, respectively. Accordingly, there are no amounts to report for assets acquired or liabilities assumed.

          See accompanying notes to consolidated financial statements.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS

    California Community Bancshares, Inc. (the "Company"), incorporated on September 3, 1999 as a Delaware corporation, operates three banking subsidiaries, Placer Sierra Bank ("PSB"), Sacramento Commercial Bank ("SCB") and Bank of Orange County ("BOC") (collectively, the "Banks"). The Banks are incorporated under the laws of the State of California and licensed by the California Department of Financial Institutions ("DFI") and are members of the Federal Reserve System.

    The Company is the successor-in-interest to California Financial Bancorp ("CFB"), which was organized on September 11, 1997 as a California corporation for the purpose of becoming a bank holding company. CFB was merged with and into the Company on December 14, 1999, (the "CCB Merger") with the Company as the surviving corporation and a wholly-owned subsidiary of the California Community Financial Institution Fund Limited Partnership (the "California Fund").

NATURE OF OPERATIONS

    The Company provides a full range of banking services to individual and corporate customers in California through the Banks. PSB, located in Auburn, California, and SCB located in downtown Sacramento serve Placer, Sacramento, Nevada, El Dorado, Plumas and Sierra Counties through 28 branches. BOC serves Orange, Fullerton, Anaheim, Torrance, Downey and the surrounding communities in Los Angeles and Orange Counties through six branches. The Company derives its income primarily from interest received on real estate-related loans, commercial loans and consumer loans and, to a lesser extent, fees from the sale of loans originated, interest on investment securities and fees received in connection with servicing loans and deposit customers. The Company's major operating expenses are the interest it pays on deposits and on borrowings and general operating expenses. The Banks rely on a foundation of locally generated deposits.

    The Company is subject to competition from other financial institutions and the Company's operating results, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and the regulatory authorities that govern financial institutions as well as market interest rates.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of income and expenses for the periods presented. Actual results could differ from those estimates. Examples of material estimates, which could change, include the allowance for loan and lease losses and the carrying value of the deferred tax assets.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2000 presentation.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the holding company and its wholly-owned subsidiaries, Placer Capital Co. ("PCC"), SCB and BOC (collectively referred to herein as the "Company") and the results of their operations since their respective acquisition dates:

    - SCB purchased February 28, 2000;

    - PSB purchased August 11, 1999 by PCC;

    - BOC purchased December 31, 1998;

    - CalWest purchased November 25, 1998 and merged with and into BOC in July 2000;

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

CASH AND CASH EQUIVALENTS

    For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, securities purchased under agreements to resell, and money market mutual funds. Generally, Federal funds are sold for one-day periods.

INVESTMENT SECURITIES

    Investment securities which management has the positive intent and ability to hold to maturity are classified as "held to maturity" and are carried at amortized cost. Securities that are purchased and held principally for the purpose of selling them in the near term are classified as "trading" and carried at fair value, with gains and losses included in operations. Securities not classified as either "held to maturity" or "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses, net of the related tax effect, excluded from operations and reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss). If the fair market value of a security declines below its amortized cost and the decline is considered by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the writedown is included in operations. Amortization of premiums and accretion of discounts on debt securities are recorded as yield adjustments on such securities using a method similar to the interest method. The specific identification method is used for purposes of determining cost in computing realized gains and losses on investment securities sold. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) LOANS RECEIVABLE

    Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity, are carried at the principal amount outstanding, net of allowance for loan and lease losses, deferred loan origination fees and costs, and any unamortized premiums or discounts on dealer loans. Discounts or premiums on dealer loans are amortized to income using a method similar to the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding and accrued daily for recognition in operations. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. When a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against income. Cash payments received related to nonaccrual loans are first recorded as a reduction to the principal balance and then as interest income. A nonaccrual loan may be returned to accrual status when the borrower has demonstrated the ability to make future payments of principal and interest as scheduled.

    Nonrefundable fees and direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to the yield over the loan term using a method similar to the interest method.

    A loan is impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the original contractual terms of the loan agreement. Loans for which an insignificant shortfall in amount of payments is anticipated, but where the Company expects to collect all amounts due, are not considered impaired. In determining whether or not a loan is impaired, the Company applies its normal loan review procedures. The Company measures impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. Consumer loans and other homogeneous smaller balance loans are reviewed on a collective basis for impairment. Cash payments received related to impaired loans are treated the same as nonaccrual loans for accounting purposes.

ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses is increased by provisions charged to operations and reduced by loan charge-offs, net of recoveries. Loan balances are charged against the allowance for loan and lease losses when management believes that the collection of the carrying amount is unlikely. The allowance for loan and lease losses is maintained at a level that management believes will be adequate to absorb inherent losses on existing loans based on an evaluation of the collectibility of the loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

    The allowance for loan and lease losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary,

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) they are reported in operations in the periods in which they become known. In addition, the Banks' state and federal bank regulatory agencies, as an integral part of their examination processes, periodically review the individual Banks' allowances for loan and lease losses. The agencies may require the Banks to recognize additions to the allowance for loan and lease losses based on their judgments from information available at the time of their examinations, which may differ from those of management.

SALE OF LOANS

    From time to time, the Company sells the guaranteed portion of Small Business Administration loans in the secondary market to provide funds for additional lending and to generate servicing income. Under such agreements, the Company continues to service the loans and the buyer receives its pro rata share of principal collected together with interest. Loans held for sale are valued at the lower of cost or market value. Additionally, the Company makes whole loan sales, servicing released, to Freddie Mac and Fannie Mae. Gains and losses on sales of loans are calculated in compliance with Statement of Financial Accounting Standards No. 125 ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 125"), based on the difference between the cash received and the carrying value of the loans sold, less related transaction costs. Any inherent risk of loss on loans is transferred to the buyer at the date of sale on the portion of the loan sold; however, the Company maintains the risk on the portion of the loan retained, if any. Servicing assets and other retained interests in transferred assets are measured by allocating the previous carrying amount of the transferred assets between the assets sold, and retained interest, if any, based on their relative fair values at the date of transfer. Servicing assets are amortized in proportion to and over the period of estimated net servicing income and assessed for asset impairment based on fair value. The total amounts of servicing assets as of December 31, 2000 and 1999 were not considered significant.

    The Company issues various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans for a period of 90 days after the date of sale as defined in the applicable agreement. The Company experienced no losses during the years ended December 31, 2000, 1999 and 1998 regarding these representations and warranties. The Company had no loans subject to repurchase as of December 31, 2000.

OTHER REAL ESTATE OWNED

    Other real estate owned ("OREO") represents real estate acquired through foreclosure and is recorded at the fair value of the collateral, less estimated selling costs, at the time of foreclosure. Loan balances in excess of fair value of the real estate acquired at the date of foreclosure are charged against the allowance for loan and lease losses. After foreclosure, management periodically performs valuations of OREO and any subsequent declines in the fair value is recognized with a charge to expense and a related decrease in the OREO asset. Operating expenses and income, reductions in estimated values, and gains or losses on disposition of OREO are charged to current operations.

PREMISES AND EQUIPMENT

    Premises and equipment are recorded at cost less accumulated depreciation and amortization, which are charged to expense on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the leases, whichever is shorter. Rates of

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) depreciation and amortization are based on the following estimated useful lives: bank premises, 20 to 40 years; furniture and equipment, three to eight years; leasehold improvements, the shorter of the useful life or the term of the lease. Expenditures for maintenance and repairs are expensed as incurred, while major improvements that extend the estimated useful life of an asset are capitalized. Upon the sale or retirement of assets, the accounts are relieved of the cost and related accumulated depreciation and amortization, and any resultant gain or loss is recognized in operations.

INTANGIBLE ASSETS

    Intangible assets include goodwill, the excess of the purchase price over the fair value of net assets acquired, core deposit intangibles, the value of the long-term deposit relationships resulting from deposit liabilities assumed in an acquisition and favorable lease rights, the value of lease terms which are favorable to current market lease rates and terms. Goodwill is amortized using the straight-line method over the estimated useful life, not to exceed 25 years. Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which ranges from 7 to 10 years. Favorable lease rights are amortized over the remaining life of the lease. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the intangible assets. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset and any excess value will be written off through a charge to current operations. Management does not believe goodwill or the other intangibles have been impaired.

INCOME TAXES

    The Company and its subsidiaries file a consolidated Federal and a combined California state tax return. The Company records income taxes under the asset and liability method. Income tax expense is derived by establishing deferred tax assets and liabilities as of the reporting date for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's evaluation of the realizability of deferred tax assets includes consideration of the amount and timing of future reversals of existing temporary differences, as well as available taxable income in carryback years and projections of future income. A valuation allowance related to the realizability of deferred tax assets is established through a charge to income tax expense when, in the opinion of management, it is more likely than not that deferred tax assets will not be realized.

DIVIDENDS

    Holders of common stock of the Company ("Company Common Stock") are entitled to receive dividends declared by the board of directors out of funds legally available therefor under the laws of the State of Delaware and certain federal laws and regulations governing the banking and financial services business. In addition, the Banks are subject to certain restrictions under the laws of the State of California and certain federal laws and regulations governing banks which limit their ability to transfer funds to the Company through intercompany loans, advances or cash dividends.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for its stock option plans under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also permits companies to continue to apply the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB Opinion No. 25"), and provide pro forma net earnings (loss) per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 in the footnotes to its audited consolidated financial statements (see Note 16).

COMPREHENSIVE INCOME

    Comprehensive income consists of net income (loss) and unrealized gains and losses on investments available for sale.

SEGMENT REPORTING

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE ("SFAS No. 131"). SFAS No. 131 requires corporations to disclose certain financial information by "segment" as defined by the statement. As of December 31, 2000 the Company does not have separate reportable segments.

3.  BUSINESS ACQUISITIONS

    The Company has consummated several business acquisitions and merger transactions during the past three years, which are summarized below.

THE SCB ACQUISITION

    On February 29, 2000, the Company acquired SCB, a wholly owned subsidiary of Sacramento Commercial Co. ("SCC"), a California corporation and a wholly-owned subsidiary of the California Fund. SCC was formed by the California Fund for the purpose of acquiring SCB, a single branch California state-chartered commercial bank (the "SCB Acquisition"). SCC was capitalized through the sale of $33.4 million of SCC common stock to the California Fund and through the sale of $4.7 million of non-voting preferred stock to CCB. The total purchase price paid by SCC for SCB was $37.6 million, net of a cash dividend of $4.0 million paid by SCB to SCC. The Company issued 5,030,040 shares of Company Common Stock to the California Fund in exchange for all of the outstanding shares of stock in SCC. The acquisition of SCB by SCC was accounted for under the purchase method of accounting. In conjunction with the SCB Acquisition, the Company and SCB incurred acquisition costs of approximately $519 thousand representing investment banking, filing and professional fees that were capitalized as part of goodwill. SCC was merged with and into the Company in a transaction accounted for under the "as-if" pooling-of-interests method of accounting.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

3.  BUSINESS ACQUISITIONS (CONTINUED)
    The purchase price adjustment to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the SCB Acquisition is summarized below:

                                                              (IN THOUSANDS)
                                                              --------------
Goodwill....................................................     $20,825
Core deposit intangible.....................................       5,713
Favorable lease rights......................................         346
Bank premises and equipment.................................       1,308
Loans.......................................................         998
Investment securities.......................................        (346)
Net other assets............................................       1,056
Net deferred tax liability..................................      (3,680)
                                                                 -------
Total purchase price adjustment.............................     $26,220
                                                                 =======

THE CCB MERGER

    In the CCB Merger, each share of CFB common stock outstanding immediately prior to the CCB Merger was converted into the right to receive 1.8296 shares of Company Common Stock (the "CCB Merger Exchange Ratio"). Upon completion of, and as a result of the CCB Merger the Company became the sole shareholder of BOC and CalWest Bank ("CalWest") and the majority shareholder of National Business Bank ("NBB") and Security First Bank ("SFB"). In conjunction with the CCB Merger, the Company acquired the minority interest of SFB by causing SFB to be merged with and into BOC (the "BOC/SFB Merger") and acquired the minority interest of NBB by causing NBB to be merged with and into CalWest (the "CalWest/NBB Merger"). In connection with and as a result of the CCB Merger, the minority shareholders of NBB and SFB became stockholders of the Company. CalWest was subsequently merged with and into BOC (the "BOC/CalWest Merger"), effective July 14, 2000.

BOC/SFB MERGER AND SFB MINORITY INTEREST INVESTMENT

    Immediately preceding the BOC/SFB Merger, the Company owned 100% of the outstanding shares of BOC common stock and 54.69% of the outstanding shares of SFB common stock. The BOC/SFB Merger involved the Company acquiring the remaining 45.31% outstanding shares of SFB common stock from the minority interest shareholders through an exchange of common stock and merging SFB with and into BOC with BOC as the surviving corporation. SFB's minority shareholders received 0.0938 shares of Company Common Stock for each share of SFB common stock (the "BOC/SFB Exchange Ratio") resulting in the Company issuing 873,286 shares of Company Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The fair value of the shares exchanged and expenses associated with the BOC/SFB Merger exceeded the fair value of the minority interest by $2.4 million, which has been recorded as goodwill. Additionally, the accumulated deficit at the consummation of the BOC/SFB Merger that related to the minority interest shareholders totaled $542 thousand and was reclassified as a reduction of common stock.

    As part of the BOC/SFB Merger, effective December 23, 1999, SFB was merged with and into BOC in a combination accounted for under the pooling-of-interests method of accounting with assets,

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

3.  BUSINESS ACQUISITIONS (CONTINUED)
liabilities and shareholders' equity of both entities carried forward at historical amounts and their results of operations combined.

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

CALWEST/NBB MERGER AND NBB MINORITY INTEREST INVESTMENT

    Immediately preceding the CalWest/NBB Merger, the Company owned 100% of the outstanding shares of CalWest common stock and 64.91% of the outstanding shares of NBB common stock. The CalWest/NBB Merger involved the Company acquiring the remaining 35.09% of the outstanding shares of NBB common stock from the minority interest shareholders through an exchange of Company Common Stock and merging NBB with and into CalWest with CalWest as the surviving corporation. NBB's minority shareholders received 1.5053 shares of Company Common Stock for each share of NBB common stock resulting in the Company issuing 287,488 shares of Company Common Stock. This part of the transaction was accounted for under the purchase method of accounting. The fair value of the shares exchanged and expenses associated with the CalWest/NBB Merger exceeded the fair value of the minority interest by $204 thousand, which has been recorded as goodwill. Additionally, the accumulated deficit at the consummation of the CalWest/NBB Merger that related to the minority interest shareholders totaled $832 thousand and was reclassified as a reduction of common stock.

    As part of the NBB/CalWest Merger, effective December 30, 1999, NBB was merged with and into CalWest in a combination accounted for under the pooling-of-interests method of accounting with assets, liabilities and shareholders' equity of both entities carried forward at historical amounts and their results of operations combined.

PSB ACQUISITION

    On August 11, 1999, PSB was acquired by PCC, a California corporation and wholly owned subsidiary of the California Fund, which was organized for the purpose of facilitating the acquisition of PSB by the California Fund (the "PSB Acquisition"). The PSB Acquisition was accounted for under the purchase method of accounting. In December 1999, the Company issued 13,040,657 shares of Company Common Stock to the California Fund in exchange for all the outstanding shares of the PCC common stock. As a result of that transaction, PCC became a wholly-owned subsidiary of the Company.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

3.  BUSINESS ACQUISITIONS (CONTINUED)
    The total purchase price paid for PSB was $74.9 million, net of a cash dividend of $8.0 million paid by PSB. The transaction was accounted for under the purchase method of accounting. The PSB Acquisition was financed through the sale of $53.0 million of PCC common stock to the California Fund, the sale of $3.5 million of noncumulative preferred stock to Placer Capital Funding LLC, a Delaware limited liability company wholly-owned by the principals of the general partner of the California Fund ("Placer Funding"), and the sale of $18.5 million of debentures to Placer Trust, a Delaware business trust, 100% of the common securities of which is owned by PCC ("Placer Trust"). (See Notes 11 and 12).

    The purchase price adjustment to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the PSB Acquisition is summarized below:

                                                              (IN THOUSANDS)
                                                              --------------
Goodwill....................................................     $32,421
Core deposit intangible.....................................      10,816
Bank premises and equipment.................................      17,117
Loans.......................................................      (1,174)
Investment securities.......................................      (2,918)
Net deferred tax liability..................................      (8,884)
                                                                 -------
Total purchase price adjustment.............................     $47,378
                                                                 =======

THE SFB OPTION EXERCISE

    During 1999 and prior to the CCB Merger, the Company entered into a stock subscription agreement with the California Fund to sell 100,000 shares of Company Common Stock for $1.0 million. The Company used the proceeds to exercise an option to purchase 2,500,000 shares of SFB common stock which increased the Company's investment in SFB from 51.88% to 54.69% and also resulted in additional goodwill of $173 thousand.

BOC ACQUISITION

    On December 31, 1998, the Company completed its acquisition of all of the outstanding shares of BOC common stock for an aggregate purchase price of $14.5 million, net of a cash dividend of $375 thousand paid to the Company. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations are not included in the consolidated statements of operations for the year ended December 31, 1998. The value of the long-term deposit relationships acquired was recorded as a core deposit intangible and the amount paid in excess of the fair value of the net tangible assets and the core deposit intangible was recorded as goodwill.

DOWNEY BANCORP ACQUISITION

    On November 25, 1998, the Company acquired all of the outstanding shares of common stock of Downey Bancorp for an aggregate purchase price of $11.4 million, net of a cash dividend of $3.0 million paid to Downey Bancorp. Downey Bancorp was then merged with and into the Company and CalWest (formerly Downey National
Bank) was operated as a wholly-owned subsidiary of the Company. The transaction was accounted for under the purchase method of accounting with the results of

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

3.  BUSINESS ACQUISITIONS (CONTINUED)
operations of the business acquired included in the accompanying consolidated financial statements from the effective date of acquisition. The value of the long-term deposit relationships acquired was recorded as a core deposit intangible and the amount paid in excess of the fair value of the net tangible assets and the core deposit intangible was recorded as goodwill.

NBB INITIAL INVESTMENT

    On November 3, 1998, the Company purchased 64.91% of NBB common stock for an aggregate purchase price of $3.7 million. This transaction was accounted for under the purchase method of accounting with the results of operations of the business acquired included in the accompanying consolidated financial statements from the effective date of acquisition. The amount paid in excess of the fair value of the net tangible assets was recorded as goodwill.

SFB INITIAL INVESTMENT

    On November 14, 1997, the Company purchased 51.88% of SFB common stock for an aggregate purchase price of $3.5 million. This transaction was accounted for under the purchase method of accounting with the results of operations of the business acquired included in the accompanying consolidated financial statements from the date of acquisition. The amount paid in excess of the fair value of the net tangible assets totaled $1.2 million and was recorded as goodwill.

PRO FORMA FINANCIAL INFORMATION

    Unaudited pro forma results of operations of the Company for the years ended December 31, 2000, 1999 and 1998 are presented in the table below. Such pro forma presentation has been prepared as if the SCB Acquisition had been consummated as of January 1, 1999 and the PSB Acquisition had been consummated as of January 1, 1998. In addition, the pro forma presentation assumes the acquisition of the minority interests of SFB and NBB had each occurred as of January 1, 1998.

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

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

3.  BUSINESS ACQUISITIONS (CONTINUED)

               UNAUDITED PRO FORMA COMBINED SUMMARY OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                             2000             1999             1998
                                                        --------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Interest income.......................................   $    82,609      $    72,480      $    52,591
Interest expense......................................        33,088           27,215           22,225
                                                         -----------      -----------      -----------
  Net interest income.................................        49,521           45,265           30,366
Provision for loan and lease losses...................         1,125            1,913            1,235
                                                         -----------      -----------      -----------
  Net interest income after provision for loan and
    lease losses......................................        48,396           43,352           29,131
Noninterest income....................................         7,242            6,536            7,128
Noninterest expense, excluding amortization of
  intangibles and reorganization and merger-related
  costs...............................................        45,052           42,219           36,471
Reorganization and merger-related costs...............         2,461              586              925
Amortization of intangibles...........................         6,480            5,569              125
                                                         -----------      -----------      -----------
  Income (loss) before income taxes and minority
    interest..........................................         1,645            1,514           (1,262)
Income tax expense....................................         1,319            1,517            1,690
Cost of minority interest.............................           339              257              282
                                                         -----------      -----------      -----------
  Net loss............................................   $       (13)     $      (260)     $    (3,234)
                                                         ===========      ===========      ===========

Net loss per share:
  Basic...............................................   $     (0.00)     $     (0.01)     $     (0.15)
  Diluted.............................................   $     (0.00)     $     (0.01)     $     (0.15)
Weighted average shares outstanding:
  Basic...............................................    26,312,576       26,312,576       21,267,483
  Diluted.............................................    26,312,576       26,312,576       21,267,483

4.  CASH AND DUE FROM BANKS

    The Company is required to maintain reserve balances in cash with the Federal Reserve Bank of San Francisco. The average reserve balances for the years ended December 31, 2000 and 1999 were approximately $5.5 million and $1.8 million, respectively.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

5.  INVESTMENT SECURITIES

    The following table summarizes the Company's investment securities as of December 31, 2000:

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Investment securities available for sale:
  U.S. and state governments and agencies...........  $110,837      $  853        $(19)      $111,671
  Mortgage-backed securities........................        35          --          --             35
                                                      --------      ------        ----       --------
    Total available for sale........................   110,872         853         (19)       111,706
                                                      --------      ------        ----       --------
Investment securities held to maturity:
  U.S. and state governments and agencies...........     1,000           2          --          1,002
  Municipal obligations.............................    11,934         236          --         12,170
  Mortgage-backed securities........................    46,724         610          (2)        47,332
  Corporate bonds...................................       410          --         (10)           400
                                                      --------      ------        ----       --------
    Total held to maturity..........................    60,068         848         (12)        60,904
                                                      --------      ------        ----       --------
    Total...........................................  $170,940      $1,701        $(31)      $172,610
                                                      ========      ======        ====       ========

    The following table summarizes the Company's investment securities as of December 31, 1999:

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
Investment securities available for sale:
  U.S. and state governments and agencies...........  $ 55,495        $--        $  (519)    $ 54,976
  Municipal obligations.............................       485          5             --          490
  Mortgage-backed securities........................     1,483         --            (48)       1,435
                                                      --------        ---        -------     --------
    Total available for sale........................    57,463          5           (567)      56,901
                                                      --------        ---        -------     --------
Investment securities held to maturity:
  U.S. and state governments and agencies...........     2,495         --             (7)       2,488
  Corporate bonds...................................       416         --            (30)         386
  Municipal obligations.............................    12,069         --           (327)      11,742
  Mortgage-backed securities........................    55,612          7           (895)      54,724
                                                      --------        ---        -------     --------
    Total held to maturity..........................    70,592          7         (1,259)      69,340
                                                      --------        ---        -------     --------
    Total...........................................  $128,055        $12        $(1,826)    $126,241
                                                      ========        ===        =======     ========

    At December 31, 2000 and 1999, investment securities available for sale with a total carrying value of approximately $43.5 million and $21.8 million, respectively, were pledged by the Banks to secure the Treasury, Tax and Loan Accounts, public and bankruptcy deposits and lines of credit with the Federal Reserve Bank of San Francisco.

    In connection with the acquisitions consummated during 1999, management determined that certain securities were not in accordance with the Company's defined interest rate risk and credit risk policies. The Company transferred securities with an amortized cost of $43.7 million from its held to

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

5.  INVESTMENT SECURITIES (CONTINUED)
maturity portfolio to its available for sale portfolio and recorded an unrealized loss of $207 thousand. The Company subsequently sold $3.5 million of these transferred securities and realized a loss of $16 thousand. In addition, the Company sold other held to maturity securities which had a carrying value of $9.6 million, at amortized cost, which resulted in a realized loss of $361 thousand. Under the applicable provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company will continue to classify certain investment securities as held to maturity in the future.

    For the year ended December 31, 2000, all of the securities sold resulted in no gross realized gains and gross realized losses of $7 thousand. For the years ended December 31, 1999 and 1998, the Company recognized gross realized gains of $3 thousand and zero, respectively, and gross realized losses of $629 thousand and zero, respectively.

    The contractual maturities of investment securities as of December 31, 2000 are shown below. Expected maturities may differ from contractual maturities.

                                                  AT DECEMBER 31, 2000
                                ---------------------------------------------------------
                                    AVAILABLE FOR SALE             HELD TO MATURITY
                                ---------------------------   ---------------------------
                                AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE
                                --------------   ----------   --------------   ----------
                                                     (IN THOUSANDS)
Due in one year or less.......     $ 40,555       $ 40,626       $ 1,539         $ 1,538
Due after one year through
  five years..................       67,613         68,366         4,650           4,649
Due after five years through
  ten years...................           40             40        22,849          23,117
Due after ten years...........        2,664          2,674        31,030          31,600
                                   --------       --------       -------         -------
Total.........................     $110,872       $111,706       $60,068         $60,904
                                   ========       ========       =======         =======

6.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

    During 2000, the Company did not enter into any purchases of securities under agreements to resell substantially identical securities. During 1999, the maximum month-end amount outstanding of securities purchased under agreements to resell was $5.0 million and the balance at December 31, 1999 was zero. The average balance outstanding during 1999 was $3.7 million with an average interest rate of 5.23%.

    The amounts advanced under these agreements were collateralized by short-term whole loans. During the period, the securities were maintained at a third party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

7.  LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

    Loans and leases receivable at December 31, 2000 and 1999 are summarized as follows:

                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Loan type:
  Residential real estate loans.........................  $202,759   $207,873
  Commercial real estate loans..........................   269,321    185,990
  Construction loans....................................    68,021     63,154
  Equity lines..........................................    29,394     20,077
  Commercial loans......................................   103,915     59,810
  SBA, portion held for sale, at cost which approximates
    market..............................................    31,480      2,683
  SBA, unguaranteed portion held for investment.........    33,379      3,799
  Consumer loans........................................    20,044     17,393
  Leases and other loans................................     1,301         --
                                                          --------   --------
    Gross loans and leases receivable...................   759,614    560,779
Less:
  Deferred loan and lease fees..........................    (1,572)    (1,635)
  Allowance for loan and lease losses...................   (10,089)    (6,750)
                                                          --------   --------
    Total loans and leases receivable, net..............  $747,953   $552,394
                                                          ========   ========

    Activities in the allowance for loan and lease losses for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Balance, beginning of year.........................  $ 6,750     $1,986     $1,013
Provision for loan and lease losses................    1,065        819        340
Charge-offs........................................     (466)      (283)      (682)
Recoveries.........................................      193        141        147
Additions due to acquisitions......................    2,547      4,087      1,168
                                                     -------     ------     ------
Balance, end of year...............................  $10,089     $6,750     $1,986
                                                     =======     ======     ======

    The Company grants commercial, real estate and consumer loans to customers in the regions the Banks serve in northern and southern California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the strength of the real estate market in the Banks' primary service areas. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of borrowers to make timely scheduled principal and interest payments on the Company's loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company's investment in the foreclosed property.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

7.  LOANS AND LEASES RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
(CONTINUED)
    At December 31, 2000 and 1999 the Company was servicing loans on behalf of third party investors of approximately $98.2 million and $49.3 million, respectively.

    Nonaccrual loans amounted to approximately $2.9 million, $413 thousand and $1.7 million at December 31, 2000, 1999 and 1998, respectively. If nonaccrual loans had been current throughout their terms, interest income would have increased by approximately $302 thousand, $4 thousand and $162 thousand for the years ended December 31, 2000, 1999 and 1998, respectively. There were no loans with principal more than 90 days past due and still accruing at December 31, 2000, 1999 and 1998. There were no restructured loans at December 31, 2000 and 1999 and at December 31, 1998, the Company had restructured loans of approximately $203 thousand. The restructured loans were in compliance with the modified terms, and the balances were current.

    At December 31, 2000 and 1999, loans that were considered impaired totaled $2.6 million and $365 thousand, respectively, which had a related allowance for loan and lease losses aggregating $713 thousand and $215 thousand, respectively. For the year ended December 31, 2000 the Company recognized $152 thousand of interest income on impaired loans. For the years ended December 31, 1999 and 1998 the Company recognized $38 thousand and $177 thousand, respectively, of interest income on impaired loans. The average outstanding principal balance of impaired loans for the years ended December 31, 2000, 1999 and 1998 was $2.8 million, $774 thousand and $812 thousand, respectively.

    At December 31, 2000 and 1999 impaired loans and the related specific allowance for loan and lease losses was as follows:

                                                      2000                              1999
                                         -------------------------------   -------------------------------
                                                      ALLOWANCE FOR LOAN                ALLOWANCE FOR LOAN
                                          RECORDED        AND LEASE         RECORDED        AND LEASE
                                         INVESTMENT         LOSSES         INVESTMENT         LOSSES
                                         ----------   ------------------   ----------   ------------------
                                                                  (IN THOUSANDS)
With specific allowance................    $2,575            $713             $365             $215
Without specific allowance.............        10              --               --               --
                                           ------            ----             ----             ----
Total impaired loans and leases........    $2,585            $713             $365             $215
                                           ======            ====             ====             ====

    The Company has $181.7 million in loans pledged at December 31, 2000 related to a line of credit with the Federal Home Loan Bank; there were no amounts outstanding on this line of credit at December 31, 2000.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

8.  PREMISES AND EQUIPMENT

    The major classes of premises and equipment at December 31, 2000 and 1999, are as follows:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Bank premises.............................................  $16,165    $16,200
Leasehold improvements....................................    3,518      1,314
Furniture and equipment...................................    9,380      6,331
                                                            -------    -------
                                                             29,063     23,845
Accumulated depreciation and amortization.................   (6,049)    (2,971)
                                                            -------    -------
Premises and equipment, net...............................  $23,014    $20,874
                                                            =======    =======

    The depreciation and amortization costs included in occupancy expense totaled $3.1 million, $1.1 million and $218 thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

9.  DEPOSITS

    At December 31, 2000 and 1999, deposits are summarized by category as follows:

                                                           2000        1999
                                                        ----------   --------
                                                           (IN THOUSANDS)
Demand deposit accounts (noninterest-bearing).........  $  248,824   $151,121
Interest-bearing demand deposit accounts..............     110,903     55,561
Money market accounts.................................     161,108     91,004
Savings accounts......................................     100,750    115,935
Time certificates of deposit under $100,000...........     233,508    203,468
Time certificates of deposit of $100,000 and over.....     148,445     95,673
                                                        ----------   --------
    Total.............................................  $1,003,538   $712,762
                                                        ==========   ========

    Time certificate of deposit accounts are scheduled to mature as follows:

                                                     YEAR ENDING DECEMBER 31, 2000
                                                     ------------------------------
                                                             (IN THOUSANDS)
Within one year....................................             $331,458
Within two years...................................               29,464
Within three years.................................                8,164
Within four years..................................                3,648
Within five years..................................                8,738
Thereafter.........................................                  481

10.  STOCKHOLDERS' EQUITY

    In February 2000, the Company issued 5,030,040 shares of Company Common Stock to the California Fund for $33.4 million and used the proceeds to acquire SCB.

    During 1999, the Company issued 13,040,657 shares of Company Common Stock to the California Fund for $53.0 million and used the proceeds to acquire PSB. Also in 1999, the Company acquired the

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

10.  STOCKHOLDERS' EQUITY (CONTINUED)
minority interest in SFB through issuing 0.0938 shares of Company Common Stock for each share of SFB common stock resulting in the Company issuing 873,286 shares of Company Common Stock with a value of $5.8 million. Further, in connection with the Company acquiring the minority interest in NBB, the Company issued 1.5053 shares of Company Common Stock for each share of NBB common stock resulting in the Company issuing 287,488 shares of Company Common Stock with a value of $2.0 million.

    The Company issued 182,960 shares of Company Common Stock to the California Fund for $1.0 million and used the proceeds to exercise an option to purchase 2,500,000 shares of SFB common stock, which increased the Company's investment in SFB from 51.88% to 54.69%.

    During 1998, the Company sold 6,032,330 shares of Company Common Stock to the California Fund for approximately $33.0 million. The Company used the majority of the proceeds to purchase (i) all of the outstanding shares of common stock of Downey Bancorp for an aggregate purchase price of $11.4 million;
(ii) all of the outstanding shares of BOC common stock for an aggregate purchase price of $14.5 million; and (iii) 64.91% of NBB common stock for an aggregate purchase price of $3.7 million.

11. TRUST PREFERRED SECURITIES, MINORITY INTEREST IN SUBSIDIARIES AND OTHER BORROWINGS

    To facilitate the capital structure of the acquisition of PSB by PCC, Placer Funding and Placer Trust were organized.

    Placer Funding obtained a $22 million commercial bank loan from an unaffiliated bank (the "Term Loan") which has a 5-year term and bears interest, at the option of Placer Funding, based on one or more of the following:

        (i) at a fixed rate per annum as agreed upon between Placer Funding and the lender;

        (ii) at LIBOR plus 260 basis points;

       (iii) at the lender's reference rate.

    The Term Loan will amortize with a $900 thousand payment due March 31, 2001 and equal quarterly payments of $900 thousand commencing as of August 31, 2001, and every three months thereafter on November 30, February 28, May 30 and August 31, with the balance of the Term Loan due at maturity on August 11, 2004.

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

    The trust preferred securities represent preferred, undivided beneficial interests in the assets of Placer Trust, which consist solely of the subordinated debentures and payments under the debentures. The subordinated debentures bear interest at a fixed interest rate of 8%, and will mature at the

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

11. TRUST PREFERRED SECURITIES, MINORITY INTEREST IN SUBSIDIARIES AND OTHER BORROWINGS (CONTINUED)
expiration of 30 years after the date of issuance. The distributions on the trust preferred securities are fixed at a rate per annum of 8% of the liquidation value of the trust preferred securities.

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

    In connection with obtaining the Term Loan, PCC, Placer Funding and Messrs. Bachli and Decker (the "Placer Funding Members") entered into an expense reimbursement agreement which provides that:

    (i) During any period that Placer Funding remains obligated pursuant to the Term Loan, PCC will advance to Placer Funding the amount equal to the positive difference, if any, between (A) interest due and payable (or about to become due and payable) by Placer Funding with respect to the Term Loan and (B) funds available to Placer Funding to pay such interest, including funds derived from distributions made pursuant to the trust preferred securities or the non-cumulative preferred stock; provided, however, that in no event shall PCC be obligated to make any such advance at any time that PCC has deferred the payment of interest in respect of the subordinated debentures;

    (ii) Placer Funding will pay to PCC any interest overage amount, defined to mean for any relevant period, an amount equal to the positive difference (if any) between: (A) any interest, dividends or other similar items (including earnings thereon, if any, but specifically excluding any principal or return of capital payments) payable to Placer Funding with respect to the trust preferred securities, including any deferred interest, the subordinated debentures and the non-cumulative preferred stock, and (B) any interest due and payable by Placer Funding with respect to the Term Loan;

    (iii) PCC will reimburse Placer Funding, Placer Trust and each of the Placer Funding Members for any and all costs, expenses or other charges relating to (A) the formation, operation, administration or termination of Placer Funding; (B) loan and other fees payable by Placer Funding in connection with the Term Loan; and (C) other closing costs payable by Placer Funding with respect to the Term Loan, but excluding from any of the foregoing principal payments with respect to the Term Loan;

    The agreement provides that any amounts reimbursed, advanced or otherwise payable by PCC to Placer Funding, Placer Trust or either Placer Funding Member will be made such that, on an after tax basis, Placer Funding, the Trust and the Placer Funding Members, as appropriate, incur no net out of pocket cost and that any interest overage amount payable by Placer Funding will be made such that, on an after tax basis, neither Placer Funding or the Placer Funding Members will incur any net out of pocket cost with respect thereto.

    PCC also obtained a $3 million revolving line of credit bearing interest at a rate of LIBOR plus 210 basis points from the same commercial bank to facilitate the timing of its payments of dividends on the noncumulative preferred stock and interest on the subordinated debentures. The terms of the revolving line of credit provide that at no time can the aggregate principal amount of indebtedness outstanding under the revolving line of credit and the Term Loan exceed $25.0 million. CCB became a

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

11. TRUST PREFERRED SECURITIES, MINORITY INTEREST IN SUBSIDIARIES AND OTHER BORROWINGS (CONTINUED)
co-obligator on the revolving line of credit during the third quarter of 2000. The maximum amount outstanding was $700 thousand and there was no amount outstanding at December 31, 2000.

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

12.  RELATED PARTIES

    As part of its normal banking activities, the Company has extended loans to its directors and officers and to directors and officers of its affiliates. In the opinion of management, all such transactions are on terms similar to those of transactions with nonaffiliated parties. Following is a summary of such loans for the years ended December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance, beginning of year..................................   $ 580     $ 1,030
Loans granted or renewed....................................      31         865
Repayments..................................................    (452)     (1,674)
Other changes due to:
  Acquisitions..............................................      58         550
  Officer/director resignations.............................      --        (191)
                                                               -----     -------
Balance, end of year........................................   $ 217     $   580
                                                               =====     =======

    As described in Note 11, Placer Funding and Placer Trust were organized to facilitate the capital structure of the PSB Acquisition. Placer Funding is owned by the principals of Belvedere Capital Partners LLC, the general partner of the California Fund ("Belvedere"), and Placer Trust is owned by PCC. When PCC acquired PSB it funded the transaction through the sale of $53.0 million of PCC common stock to the California Fund, the sale of $18.5 million of subordinated debentures and issuance of $3.5 million of 8% noncumulative preferred stock.

    Under an agreement dated October 1, 1999, Belvedere serves as the exclusive financial advisor to the Company pursuant to which the Company has agreed to pay Belvedere (i) with respect to any debt financing obtained by the Company in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to three percent (3%) of the aggregate amount financed in the transaction; (ii) with respect to any equity financing by an investor other than the California Fund obtained by the Company in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to five percent (5%) of the aggregate amount financed (including the value of any future specified and/or contingent financing payments) in the transaction; (iii) with respect to any debt financing obtained by the Company other than in connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to three percent (3%) of the aggregate amount financed; and (iv) with respect to any equity financing by an investor other than the California Fund obtained by the Company other than in

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

12.  RELATED PARTIES (CONTINUED)
connection with an acquisition transaction, where Belvedere provides financial advisory services, an amount equal to five percent (5%) of the aggregate amount financed (including the value of any future specified and/or contingent financing payments).

    Under a substantially similar agreement dated August 10, 1999, Belvedere served as the exclusive financial advisor to PCC and, in that capacity, provided financial advisory services in connection with evaluating and negotiating the PSB Acquisition. The Company assumed the obligations of PCC under that agreement and paid fees of $660 thousand to Belvedere in 1999 in connection with the PSB Acquisition. Ronald W. Bachli, a director of the Company and Richard W.
Decker, Jr., Chairman of the Board of Directors and a director of the Company are principals of Belvedere, and J. Thomas Byrom, Secretary and a director of the Company, is an officer of Belvedere.

    Ronald W. Bachli, during his term as President and Chief Executive Officer of the Company received no compensation from the Company except an automobile allowance. However, he received compensation from Belvedere. Except as described above, neither Belvedere nor the California Fund receives any compensation from the Company or any of its subsidiaries.

13.  LEASE OBLIGATIONS

    The Company leases administrative and office space under various non-cancelable operating leases. Rental expense was $1.8 million, $861 thousand and $150 thousand in 2000, 1999 and 1998, respectively, and is included in occupancy expense. As of December 31, 2000, future minimum rental payments, net of sublease income, required under operating leases that have initial or remaining lease terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,                                      (IN THOUSANDS)
------------------------                                      --------------
2001........................................................     $ 2,196
2002........................................................       1,891
2003........................................................       1,632
2004........................................................       1,432
2005........................................................         723
Thereafter..................................................       2,191
                                                                 -------
                                                                 $10,065
                                                                 =======

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

14.  INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                          2000       1999       1998
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Current provision:
  Federal.............................................  $ 2,068     $ 336       $15
  State...............................................      565       389         2
                                                        -------     -----       ---
                                                          2,633       725        17
Deferred provision (benefit):
  Federal.............................................     (901)     (486)       (2)
  State...............................................     (500)     (415)       --
                                                        -------     -----       ---
                                                         (1,401)     (901)       (2)
                                                        -------     -----       ---
    Total.............................................  $ 1,232     $(176)      $15
                                                        =======     =====       ===

    A reconciliation of the statutory federal income tax provision at the expected statutory rate of 34% compared to the actual income tax provision (benefit) is as follows:

                                                      2000                     1999                     1998
                                               -------------------      -------------------      -------------------
                                                                      (DOLLARS IN THOUSANDS)
Federal income tax (benefit) at statutory
  rate.......................................   $  558      34.0%        $(321)     (34.0)%       $ (931)    (34.0)%
State income taxes, net of federal income tax
  benefit....................................      117       7.2           (68)      (7.2)             1       0.0
Reverse deferred tax asset valuation
  allowance..................................      (70)     (4.3)           --         --             --        --
Subsidiary losses not benefited or applied to
  goodwill...................................       --        --           594       62.9             --        --
Deferred tax asset valuation allowance.......       --        --          (900)     (95.2)         1,043      38.1
Net decrease in cash surrender value of life
  insurance policies.........................       41       2.5            33        3.5             --        --
Municipal investment income..................     (164)    (10.0)         (113)     (12.0)            --        --
Goodwill and intangible assets
  amortization...............................      999      60.9           345       36.6             16       0.6
Acquisition and merger-related costs.........      (83)     (5.1)           99       10.5             --        --
Cost of minority interest....................       --        --            32        3.4             --        --
Other, net...................................     (166)    (10.2)          123       12.8           (114)     (4.2)
                                                ------     -----         -----      -----         ------     -----
                                                $1,232      75.0%        $(176)     (18.7)%       $   15       0.5%
                                                ======     =====         =====      =====         ======     =====

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

14.  INCOME TAXES (CONTINUED)
    The components of the deferred income tax assets and liabilities at December 31 are summarized as follows:

                                                          2000         1999
                                                          ----       --------
                                                            (IN THOUSANDS)
Deferred income tax assets:
  Provision for loan and lease losses...................  $  2,973   $  2,113
  Depreciation..........................................        26
  Deferred loan fees....................................       481         82
  Start-up costs........................................       148        174
  Interest on non-accrual loans.........................       234          4
  Tax credits...........................................       113
  Accrued vacation liability............................       186        146
  Salary continuation expense...........................       419         87
  Future benefit of state income tax deduction..........       378        977
  Investment portfolio discount.........................       944      1,204
  Loan portfolio discount...............................       379        485
  Unrealized loss on available for sale securities......        --        223
  Other.................................................       232        204
  Net operating loss carryforward.......................     2,453      3,913
                                                          --------   --------
Deferred income tax assets..............................     8,966      9,612
Valuation allowance.....................................      (590)      (660)
                                                          --------   --------
Deferred income tax assets, net.........................     8,376      8,952
                                                          --------   --------
Deferred income tax liabilities:
  Core deposit intangible...............................    (6,774)    (6,115)
  Deferred loan fees....................................    (1,017)      (562)
  FHLB dividend.........................................    (1,130)    (1,134)
  Bank premises and equipment...........................    (4,635)    (5,365)
  Real estate held for investment.......................      (854)    (1,990)
  Loan premium..........................................      (443)        --
  Prepaid expenses......................................      (130)      (209)
  Unrealized gain on available for sale securities......      (335)        --
  Other.................................................       (25)      (271)
  Investment premium....................................       (30)
                                                          --------   --------
Deferred income tax liabilities.........................   (15,373)   (15,646)
                                                          --------   --------
Deferred income tax liabilities, net....................  $ (6,997)  $ (6,694)
                                                          ========   ========

    The Company believes that a valuation allowance of $590 thousand and $660 thousand for deferred tax assets at December 31, 2000 and 1999, respectively, is adequate to reduce the deferred tax assets to an amount that will more likely than not be realized. The net change in the total valuation allowance was recorded as a reduction of current year tax expense. The Company has current tax receivables of $1.5 million and $800 thousand at December 31, 2000 and 1999, respectively.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

14.  INCOME TAXES (CONTINUED)
    At December 31, 2000, the Company has net operating loss carryforwards for federal and California income tax purposes of $6.4 million and $3.3 million, respectively, which are available to offset future taxable income, if any, through 2019. In addition, the Company has alternative minimum tax credit carryforwards of approximately $113 thousand which are available to reduce future federal and California regular income taxes, if any, over an indefinite period.

15.  EMPLOYEE BENEFIT PLANS

401(K) PLANS

    The Banks each have defined contribution retirement plans that meet the requirements of Section 401(k) of the Internal Revenue Code and are available to substantially all of the Company's employees. The Company contributes a discretionary amount determined each year by management; the Company contributed $318 thousand, $105 thousand and zero in 2000, 1999 and 1998, respectively. Vesting in the 401(k) Plans is based on years of service, with 100 percent vesting at the end of four full years of service for PSB, five full years of service for BOC and seven full years of service for SCB. For the 2001 plan year, the vesting schedule for the Banks will be five full years of service with PSB participants retaining vesting achieved by December 31, 2000 and then graduating into the five year vesting schedule if not already fully vested.

SALARY CONTINUATION AGREEMENTS

    The Company has Salary Continuation Agreements with two PSB officers and one SCB officer. Benefits under the agreements are payable upon retirement or death, are payable for fifteen years, vary in amount by officer and are being accrued over the life of the agreements. Benefits of $51 thousand per year became payable to one officer upon his retirement in 2000. The liability is being funded through the purchase of bank-owned single premium life insurance policies on the lives of the officers which had a cash surrender value of $1.8 million at December 31, 2000. The liability accrued as of December 31, 2000 totaled
$564 thousand. The Company recognized expense of $104 thousand and $29 thousand in 2000 and 1999, respectively, associated with the aforementioned agreements.

DEFERRED COMPENSATION AGREEMENTS

    The Company has deferred compensation agreements with three SCB officers. The agreements allow the officers to defer portions of annual compensation. Benefits of $36 thousand per year became payable to one officer upon his retirement in 2000, are payable for fifteen years, and are being accrued over the life of the agreement. The liability is being funded by SCB through the purchase of a bank owned life insurance policy on the life of the officer and the cash surrender value at December 31, 2000 totaled $177 thousand.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

15.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    For the other two officers, all compensation deferred under the agreements is payable immediately at retirement or death. During the term of the agreements, the bank has purchased split-dollar life insurance policies under which the officers have designated the beneficiaries. The officers have assigned to SCB a portion of the cash value of the life insurance policies equal to the premiums paid for the policies by SCB. The assigned balance at December 31, 2000 was approximately $140 thousand and is included in the cash surrender value of life insurance in the consolidated balance sheet.

    The total expense associated with the aforementioned agreements was $71 thousand in 2000. The deferred compensation and accrued interest liability at December 31, 2000 was approximately $430 thousand and is included in other liabilities in the consolidated balance sheet.

EMPLOYEE STOCK OWNERSHIP PLANS

    The Company adopted the California Community Bancshares, Inc. Employee Stock Ownership Plan (the "CCB ESOP") and related Trust Agreement effective December 31, 1999 which covered all employees who completed at least six consecutive months of service, as defined in the CCB ESOP. The purpose of the CCB ESOP is to enable participating employees to share in the growth of the Company and to provide Participants (as defined in the CCB ESOP) with an opportunity to accumulate capital for their future economic security. The CCB ESOP is a profit sharing plan under Section 401(a) of the Internal Revenue Code of 1986, as amended, and an "eligible individual account plan" under Section 407(d)(3) of the Employee Retirement Income Security Act of 1974, as amended. All trust assets held under the CCB ESOP will be administered, distributed, forfeited and otherwise governed by the provisions of the CCB ESOP and the related Trust Agreement. The CCB ESOP is administered by the Company and an Administrative Committee for the exclusive benefit of Participants (and their beneficiaries). No contributions were made to the CCB ESOP during 2000 or 1999.

    On July 15, 1999, the PSB Board of Directors authorized the termination of PSB's defined contribution employee stock ownership plan (the "PSB ESOP") and related trust which covered all PSB employees who completed one year of service, as defined in the PSB ESOP. No contributions were made to the PSB ESOP during 1999 or 2000. During 1999, PSB began settlement of the PSB ESOP's net assets available for benefit of the ESOP's participants. As of December 31, 2000, PSB is in the final stages of structuring a Walk In Agreement with the Internal Revenue Service which will permit dissolution of the PSB ESOP and final distribution of PSB ESOP assets to plan participants.

16.  STOCK OPTION PLANS

    At December 31, 2000 the Company had three stock options plans: (i) the Revised California Community Bancshares, Inc. 1999 Stock Option Plan (the "CCB Plan") adopted on October 12, 1999, (ii) the California Financial Bancorp 1999 Stock Option Plan (the "CFB Plan") adopted February 19, 1999 and (iii) the Placer Capital Co. 1999 Stock Option Plan (the "PCC Plan") adopted on August 20, 1999, (collectively referred to as the "Company Plans"). The CCB Plan and the CFB Plan are administered by the Compensation and Personnel Committee of the Board of Directors of the Company. The PCC Plan is administered by the Board of Directors of PCC.

THE CFB PLAN AND CCB PLAN

    The CCB Plan authorized the grant of both incentive and non-statutory options that have terms of not more than 10 years and vest at least 20% per year from the date of grant. Pursuant to the CCB

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

16.  STOCK OPTION PLANS (CONTINUED)
Plan, options may be granted to officers, directors and employees of the Company and of any of its subsidiaries and to independent contractors who perform services for the Company or any of its subsidiaries. Stock options are granted with an exercise price of not less than 100 percent of the fair market value of Company Common Stock on the date of grant. The Company reserved an aggregate of 6,103,356 shares of authorized and unissued Company Common Stock for the CCB Plan and no options have been granted pursuant to the CCB Plan. The CFB Plan was assumed by the Company at the effective date of the CCB Merger and all options outstanding under the CFB Plan were converted into options to purchase Company Common Stock at the CCB Merger Exchange Ratio. All share amounts and exercise prices have been adjusted to reflect the CCB Merger Exchange Ratio. As of December 31, 2000 there are 247,911 shares subject to outstanding options under the CFB Plan. No further options will be granted under the CFB Plan.

THE PCC STOCK OPTION PLAN

    Due to state securities law exemptions that were available to PCC when the PCC Plan was adopted, the PCC Plan includes a provision which accelerates unvested options in the event of a Change of Control, as defined in the PCC Plan. CCB and PCC determined that it is in the respective best interests and advantage of their respective shareholders for PCC to grant options with acceleration provisions in order to attract and retain directors, officers and employees to the Company and its affiliates. The CCB Plan, other than those options assumed from the CFB Plan, does not currently provide for acceleration in the event of a Change of Control pursuant to policies of the California Department of Corporations ("DOC").

    On February 29, 2000, the Company agreed to assume the stock options granted and to be granted by PCC under the following conditions:

    - Should the DOC amend its non-acceleration policy and at the time should the CCB Plan not contain such a provision, amend the CCB Plan to provide for acceleration upon a Change of Control and then assume all options previously granted under the PCC Plan.

    - In the event CCB should become exempt from the DOC requirements by having registered its common stock on NASDAQ's national market system, or otherwise, amend the CCB Plan to provide for acceleration upon a Change of Control and then assume all options previously granted under the PCC Plan.

    - Should neither of the previous events have occurred in the event of a proposed transaction constituting a Change of Control of CCB, CCB shall assure that such transaction shall be expressly conditioned upon the acquiring party assuming all of the outstanding options granted under the PCC Plan, including the acceleration of vesting.

    Accordingly, in the event of such assumption, options granted under the PCC Plan will be converted into rights to receive Company Common Stock at an exchange ratio of 2.4605 (the "PCC/ CCB Exchange Ratio"). The share amounts and option prices have been adjusted to reflect the PCC/ CCB Exchange Ratio.

    PCC stock options are granted with an exercise price of not less than 100 percent of the fair market value of the Company's Common Stock adjusted for the PCC/CCB Exchange Ratio on the date of grant. Stock options granted pursuant to the PCC Plan have terms of not more than 10 years and vest at least 25 percent per year beginning on the first anniversary of the date of grant. Of the

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

16.  STOCK OPTION PLANS (CONTINUED)
3,912,195 shares reserved under the PCC Plan, there are 1,469,513 shares available for which options may be granted as of December 31, 2000.

APB NO. 25 AND FAS 123 DISCLOSURE

    The following disclosures reflect the combination of the stock option data and activity under the CCB Plan, the CFB Plan and the SFB Plans (collectively the "CCB/CFB Plans") for the years indicated. Shown separately is the stock option data and activity under the PCC Plan for the years ended December 31, 2000 and 1999. There were no stock option plans outstanding in 1998.

                                                                 YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                               2000                   1999
                                                       --------------------   --------------------
                                                                   WEIGHTED               WEIGHTED
                                                                   AVERAGE                AVERAGE
                                                        SHARES      PRICE      SHARES      PRICE
                                                       ---------   --------   ---------   --------
THE CCB/CFB PLANS
Outstanding at beginning of year.....................    281,758    $5.54            --      N/A
Granted..............................................         --       --       462,889    $5.52
Canceled.............................................    (33,847)   $5.55      (173,812)   $5.47
Exercised............................................         --       --        (7,319)   $5.47
                                                       ---------    -----     ---------    -----
Outstanding at end of year...........................    247,911    $5.55       281,758    $5.54
                                                       =========    =====     =========    =====
Exercisable at end of year...........................     90,110    $5.68        30,646    $6.17
                                                       =========    =====     =========    =====
THE PCC PLAN
Outstanding at beginning of year.....................  1,310,885    $5.03            --      N/A
Granted..............................................  1,531,061    $6.64     1,323,188    $5.02
Canceled.............................................   (399,264)   $4.98       (12,303)   $4.06
Exercised............................................         --       --            --       --
                                                       ---------    -----     ---------    -----
Outstanding at end of year...........................  2,442,682    $6.05     1,310,885    $5.03
                                                       =========    =====     =========    =====
Exercisable at end of year...........................    330,448    $5.50        25,000    $6.64
                                                       =========    =====     =========    =====

    The table below provides the range of exercise prices, weighted-average exercise prices and weighted-average remaining contractual lives for options outstanding at December 31, 2000 for the CCB/CFB Plans and the PCC Plan.

                                           RANGE OF EXERCISE   WEIGHTED-AVG REMAINING
OPTION PLAN                                     PRICES            CONTRACTUAL LIFE
-----------                                -----------------   ----------------------
The CCB/CFB Plans........................   $5.47 to $6.94           8.27 years
The PCC Plan.............................   $4.06 to $6.64           9.18 years

    The estimated weighted average fair value of options granted under the CCB/CFB Plans was $1.23 per share for 1999. The estimated weighted average fair value of options granted under the PCC Plan was $1.73 and $1.28 per share for 2000 and 1999, respectively. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

16.  STOCK OPTION PLANS (CONTINUED)
models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The fair value of options granted under the CCB/ CFB Plans and under the PCC Plan was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                        THE CCB/CFB PLANS                THE PCC PLAN
                                                     -----------------------       ------------------------
                                                       2000           1999           2000            1999
                                                     --------       --------       ---------       --------
Volatility.........................................    N/A             Zero             Zero          Zero
Dividend yield.....................................    N/A             Zero             Zero          Zero
Risk free rate.....................................    N/A             5.16%            6.24%         5.92%
Expected life......................................    N/A          5 years          5 years       5 years

    The Company applies APB No. 25 and related Interpretations in accounting for the Company Plans. Accordingly, no compensation cost has been recognized in operations for the Company Plans in effect during the periods presented. Had compensation expense for the Company Plans been determined based on the fair value at the grant dates for awards under the Company Plans consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 2000 and 1999, would have been changed to the pro forma amounts indicated below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                     DATA)
Net income (loss):
  As reported...............................................   $   71     $ (416)
  Pro forma including the CCB/CFB Plans and the PCC Plan....   $  421     $ (637)
Basic and diluted income (loss) per share:
  As reported...............................................   $ 0.00     $(0.03)
  Pro forma including the CCB/CFB Plans and the PCC Plan....   $(0.02)    $(0.05)

    The pro forma amounts shown above may not be representative of the effects on reported net income for future periods.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

17.  BASIC AND DILUTED INCOME (LOSS) PER SHARE

    Basic and diluted income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

                                                                  YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             2000           1999          1998
                                                         ------------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                           DATA)
Net income (loss)......................................  $        71    $      (416)   $   (2,649)
                                                         ===========    ===========    ==========
Weighted average shares outstanding....................   25,484,895     12,026,163     1,375,713
                                                         ===========    ===========    ==========
Basic net income (loss) per share......................  $      0.00    $     (0.03)   $    (1.93)
                                                         ===========    ===========    ==========
Weighted average shares outstanding....................   25,484,895     12,026,163     1,375,713
Effect of dilutive stock options.......................      558,961             --            --
                                                         -----------    -----------    ----------
Diluted shares outstanding.............................   26,043,856     12,026,163     1,375,713
                                                         ===========    ===========    ==========
Diluted net income (loss) per share....................  $      0.00    $     (0.03)   $    (1.93)
                                                         ===========    ===========    ==========

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    In addition, the fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments.

    The Company considers the carrying amounts of several financial instruments in the consolidated financial statements to approximate their respective fair values because of the relatively short period of time between origination of these financial instruments and their expected realization for current items. These instruments include cash, due from banks, and money market mutual funds, Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with other banks, investment in Federal Reserve Bank and Federal Home Loan Bank stock, cash surrender value of life insurance, accrued interest receivable and accrued interest payable.

       The following methods and assumptions were used to estimate the fair values of other financial instruments:

       INVESTMENT SECURITIES: For U.S. government and U.S. government agency securities, fair values are based on market prices. For other investment securities, fair values equal quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
       LOANS: The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

       DEPOSITS: The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at year-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

       TRUST PREFERRED SECURITIES: The fair value of trust preferred securities is based on rates currently available to the Company for similar securities with similar terms and remaining maturity.

       PREFERRED STOCK: The fair value of preferred stock is considered to approximate the carrying value as this security is not a readily marketable security.

       COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT: The Company has not estimated the fair value of off-balance sheet commitments to extend credit. Because of the uncertainty in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, the Company does not believe it is meaningful or practicable to provide an estimate of fair value.

    The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                             2000                    1999
                                                    ----------------------   ---------------------
                                                    CARRYING                 CARRYING
                                                     AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                                    ---------   ----------   --------   ----------
                                                                   (IN THOUSANDS)
Financial assets:
  Cash, due from banks, and money market mutual
    funds.........................................  $  55,778   $   55,778   $ 34,569    $ 34,569
  Federal funds sold and securities purchased
    under agreements to resell....................     60,230       60,230     20,791      20,791
  Interest-bearing deposits with other banks......      1,784        1,784      7,576       7,576
  Investment securities available for sale........    111,706      111,706     56,901      56,901
  Investment securities held to maturity..........     60,068       60,904     70,592      69,340
  Investment in Federal Reserve Bank and Federal
    Home Loan Bank stock..........................      7,870        7,870      4,112       4,112
  Loans receivable, net...........................    747,953      736,254    552,394     548,230
  Accrued interest receivable.....................      7,258        7,258      4,644       4,644
  Cash surrender value of life insurance..........      2,433        2,433      1,471       1,471
Financial liabilities:
  Deposits........................................  1,003,538   $1,004,754   $712,762    $712,807
  Trust preferred securities......................     18,500       18,500     18,500      18,500
  Preferred stock.................................      3,500        3,500      3,500       3,500
  Accrued interest payable........................      1,371        1,371        670         670

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

19.  COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in various litigation matters arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the ultimate outcome of such litigation or any other contingencies would not have a material effect on the Company's consolidated financial position or results of operations.

    In order to meet the financing needs of its customers in the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.

    The Company's exposure to credit loss in the event of non-performance by other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments.

    The Company uses the same loan policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments generally have fixed expiration dates; however, since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    The Company's commitments to extend credit and standby letters of credit are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Commitments to extend credit............................  $145,377   $102,833
Standby and commercial letters of credit................     1,488        554

    At December 31, 2000 the Company had $150.5 million readily available borrowing capacity from the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank of San Francisco and other correspondent banks for which the Company has pledged assets with a carrying value totaling $184.8 million. At December 31, 1999, the Company had a line of credit with the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of San Francisco for $152.4 million with securities pledged as collateral with a carrying value of $180.6 million. The lines are intended to support short-term liquidity. There were no borrowings outstanding against these lines as of December 31, 2000 or 1999.

20.  REGULATORY MATTERS

    The Company, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System (the "Board of Governors") under the Bank Holding Company Act of 1956, as amended.

    The Banks, as members of the Federal Reserve System, are subject to the regulations of and regulation by the Board of Governors. Additionally, the Company and the Banks are subject to

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

20.  REGULATORY MATTERS (CONTINUED)
regulatory capital requirements administered by the state and federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Banks are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2000 and 1999, that the Company and Banks have met all capital adequacy requirements to which they are subject.

    As of December 31, 2000, the most recent notification from the regulatory agencies categorized each of the Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks each must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the Company's or any of the Banks' categories.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

20.  REGULATORY MATTERS (CONTINUED)
    Actual capital amounts and ratios for the Company, PCC and the Banks as of December 31, 2000 and 1999 are presented in the following tables:

AS OF DECEMBER 31, 2000

                                                                           CAPITAL ADEQUACY      WELL CAPITALIZED
                                                      ACTUAL CAPITAL          REQUIREMENT           REQUIREMENT
                                                    -------------------   -------------------   -------------------
                                                     AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                    --------   --------   --------   --------   --------   --------
                                                                                      = OR >                = OR >
                                                                        (DOLLARS IN THOUSANDS)
Total Capital vs. Risk Weighted Assets:
  Consolidated Company............................  $83,550     11.67%    $57,253      8.0%     $71,566     10.0%
  PCC.............................................   43,703     11.63%     30,058      8.0%      37,752     10.0%
  PSB.............................................   43,540     11.59%     30,058      8.0%      37,572     10.0%
  SCB.............................................   17,295     11.58%     11,949      8.0%      14,936     10.0%
  BOC.............................................   21,244     11.36%     14,965      8.0%      18,706     10.0%
Tier I Capital vs. Risk Weighted Assets:
  Consolidated Company............................   74,590     10.42%     28,626      4.0%      42,939      6.0%
  PCC.............................................   38,878     10.35%     15,029      4.0%      22,543      6.0%
  PSB.............................................   38,842     10.34%     15,029      4.0%      22,543      6.0%
  SCB.............................................   15,419     10.32%      5,974      4.0%       8,962      6.0%
  BOC.............................................   18,902     10.10%      7,483      4.0%      11,224      6.0%
Tier I Capital vs. Average Assets:
  Consolidated Company............................   74,590      6.67%     44,750      4.0%      55,938      5.0%
  PCC.............................................   38,878      6.08%     25,575      4.0%      31,973      5.0%
  PSB.............................................   38,842      6.08%     25,569      4.0%      31,961      5.0%
  SCB.............................................   15,419      6.82%      9,042      4.0%      11,302      5.0%
  BOC.............................................   18,902      7.48%     10,108      4.0%      12,635      5.0%

AS OF DECEMBER 31, 1999:

                                                                           CAPITAL ADEQUACY      WELL CAPITALIZED
                                                      ACTUAL CAPITAL          REQUIREMENT           REQUIREMENT
                                                    -------------------   -------------------   -------------------
                                                     AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                    --------   --------   --------   --------   --------   --------
                                                                                      = OR >                = OR >
                                                                        (DOLLARS IN THOUSANDS)
Total Capital vs. Risk Weighted Assets:
  Consolidated Company............................  $67,441     12.92%    $41,763      8.0%     $52,203     10.0%
  PCC.............................................   41,672     11.36%     29,341      8.0%      36,676     10.0%
  PSB.............................................   41,984     11.80%     28,463      8.0%      35,580     10.0%
  BOC.............................................   18,777     12.19%     12,327      8.0%      15,409     10.0%
Tier I Capital vs. Risk Weighted Assets:
  Consolidated Company............................   61,301     11.74%     20,881      4.0%      31,322      6.0%
  PCC.............................................   37,458     10.21%     14,671      4.0%      22,006      6.0%
  PSB.............................................   37,770     10.62%     14,232      4.0%      21,348      6.0%
  BOC.............................................   16,851     10.94%      6,164      4.0%       9,245      6.0%
Tier I Capital vs. Average Assets:
  Consolidated Company............................   61,301      7.52%     32,616      4.0%      40,770      5.0%
  PCC.............................................   37,458      6.20%     24,172      4.0%      30,215      5.0%
  PSB.............................................   37,770      6.30%     23,981      4.0%      29,976      5.0%
  BOC.............................................   16,851      8.00%      8,422      4.0%      10,527      5.0%

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

21.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

   CCB's parent company only condensed balance sheets as of December 31, 2000 and 1999 are as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
  Cash and cash equivalents.................................  $    466   $ 5,879
  Premises and equipment, net...............................        77        80
  Investment in subsidiaries................................   129,464    89,280
  Other assets..............................................     1,168     2,103
                                                              --------   -------
TOTAL ASSETS................................................  $131,175   $97,342
                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accrued expenses and other liabilities....................  $  1,035   $ 1,508
STOCKHOLDERS' EQUITY:
  Common stock-$0.01 par value; 75,000,000 shares
    authorized; 26,312,576 and 21,267,483 shares issued and
    outstanding at December 31, 2000, and 1999,
    respectively............................................   132,847    99,450
  Accumulated other comprehensive income (loss).............       496      (342)
  Accumulated deficit.......................................    (3,203)   (3,274)
                                                              --------   -------
    Total stockholders' equity..............................   130,140    95,834
                                                              --------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $131,175   $97,342
                                                              ========   =======

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

21.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)
    CCB's parent company only condensed statements of operations for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Interest income.............................................  $    --    $    41    $    28
Other.......................................................      111        158
Dividend income from subsidiaries...........................    1,400         --         --
Equity in undistributed net income (loss) of subsidiaries
  before minority interest..................................      570       (713)      (531)
                                                              -------    -------    -------
Gross income................................................    2,081       (514)      (503)
Expenses:
  Interest expense..........................................       16                    41
  Salaries and employee benefits............................      910        593        877
  Professional fees.........................................    1,683        403        925
  Occupancy and premises and equipment......................       93        270        105
  Goodwill amortization.....................................       --         91         77
  Other operating expenses..................................      787        299        223
                                                              -------    -------    -------
    Total Expenses..........................................    3,489      1,656      2,248
                                                              -------    -------    -------
Loss before provision for income taxes......................   (1,408)    (2,170)    (2,751)
Provision (benefit) for income taxes........................   (1,479)    (1,400)         1
                                                              -------    -------    -------
Income (loss) before minority interest......................       71       (770)    (2,752)
Minority interest in net loss of subsidiaries...............       --        354        103
                                                              -------    -------    -------
Net income (loss)...........................................  $    71    $  (416)   $(2,649)
                                                              =======    =======    =======

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

21.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)
    CCB's parent company only condensed statements of cash flows for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net income (loss)...........................................  $     71   $   (416)  $(2,649)
Cash flows from operating activities:
Equity in net (income) loss of subsidiaries.................      (570)       359       428
  Depreciation and amortization.............................        56         75       130
  Write down of equipment...................................        --        133        --
  Net change in other assets, accrued expenses and other
    liabilities.............................................    (1,595)    (4,896)    1,642
                                                              --------   --------   -------
    Net cash used in operating activities...................    (2,038)    (4,745)     (449)
Cash flows from investing activities:
  Acquisition of subsidiaries...............................   (38,119)   (52,931)  (30,144)
  Net increase in interest-bearing deposits with other
    banks...................................................                            900
  Purchases of premises and equipment.......................       (53)       (82)     (282)
  Proceeds from sale of equipment...........................        --         30        --
Settlement of dissenting shares at subsidiary...............        (3)        --        --
                                                              --------   --------   -------
    Net cash used in investing activities...................   (38,175)   (52,983)  (29,526)
                                                              --------   --------   -------
Cash flows from financing activities
  Cash dividends............................................     1,400      6,460        --
  Proceeds from issuance of common stock and from exercise
    of options..............................................    33,400     54,040    32,971
                                                              --------   --------   -------
    Net cash provided by financing activities...............    34,800     60,500    32,971
                                                              --------   --------   -------
Increase in cash and cash equivalents.......................    (5,413)     2,772     2,996
Beginning cash and cash equivalents.........................     5,879      3,107       111
                                                              --------   --------   -------
Ending cash and cash equivalents............................  $    466   $  5,879   $ 3,107
                                                              ========   ========   =======

22.  SUBSEQUENT EVENTS

PLACER SIERRA BANK MERGER WITH SACRAMENTO COMMERCIAL BANK

    Subject to appropriate bank regulatory agency approval, the Company plans to merge SCB with and into PSB, in a transaction using the "as-if" pooling of interests method of accounting, with PSB as the surviving corporation, during the first quarter of 2001.

             CALIFORNIA COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

23.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The quarterly results of the Company for 2000 and 1999 are presented below:

                                                         MARCH 31,   JUNE 30,    SEPT 30,     DEC 31,
                                                           2000        2000        2000        2000
                                                         ---------   ---------   ---------   ---------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income........................................  $  16,436   $  20,389   $  21,594   $  21,506
Interest expense.......................................      6,487       8,074       8,644       9,011
                                                         ---------   ---------   ---------   ---------
Net interest income before provision for loan and lease
  losses...............................................      9,949      12,315      12,950      12,495
Provision for loan and lease losses....................        160         285         305         315
                                                         ---------   ---------   ---------   ---------
Net interest income after provision for loan and
  lease losses.........................................      9,789      12,030      12,645      12,180
Noninterest income.....................................      1,353       1,718       1,729       2,405
Amortization of intangible assets......................      1,289       1,622       1,624       1,613
Other noninterest expenses.............................     10,084      12,848      10,938      12,189
                                                         ---------   ---------   ---------   ---------
Income (loss) before provision for income taxes and
  minority interests...................................       (231)       (722)      1,812         783
Provision for income tax (benefit) expense.............        234        (149)        859         288
Cost of minority interests.............................         93          81          82          83
                                                         ---------   ---------   ---------   ---------
Net income (loss)......................................  $    (558)  $    (654)  $     871   $     412
                                                         =========   =========   =========   =========
Shares outstanding
  Basic................................................   22,983.7    26,312.6    26,312.6    26,312.6
  Diluted..............................................   22,983.7    26,312.6    26,898.7    26,846.1
Net (loss) income per share
  Basic................................................  $   (0.02)  $   (0.02)  $    0.03   $    0.02
  Diluted..............................................  $   (0.02)  $   (0.02)  $    0.03   $    0.02

                                                         MARCH 31,   JUNE 30,    SEPT 30,     DEC 31,
                                                           1999        1999        1999        1999
                                                         ---------   ---------   ---------   ---------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income........................................  $   3,478   $   3,605   $  10,775   $  14,718
Interest expense.......................................        895         873       4,016       5,584
                                                         ---------   ---------   ---------   ---------
Net interest income before provision for loan and lease
  losses...............................................      2,583       2,732       6,759       9,134
Provision for loan and lease losses....................         60          91         248         420
                                                         ---------   ---------   ---------   ---------
Net interest income after provision for loan and
  lease losses.........................................      2,523       2,641       6,511       8,714
Noninterest income.....................................        419         453       1,412         875
Amortization of intangible assets......................        281         293         509         943
Other noninterest expenses.............................      3,200       3,003       6,690       9,481
                                                         ---------   ---------   ---------   ---------
Income (loss) before provision for income taxes and
  minority interests...................................       (539)       (202)        724        (835)
Provision for income tax (benefit) expense.............        173         116         290        (755)
Cost of minority interests and minority interest in
  loss of subsidiaries.................................       (100)        (42)        (19)        (99)
                                                         ---------   ---------   ---------   ---------
Net income (loss)......................................  $    (612)  $    (276)  $     453   $      19
                                                         =========   =========   =========   =========
Shares outstanding
  Basic................................................    6,878.8     6,878.8    13,857.1    20,328.0
  Diluted..............................................    6,878.8     6,878.8    14,323.0    20,827.0
Net (loss) income per share
  Basic................................................  $   (0.09)  $   (0.04)  $    0.03   $    0.00
  Diluted..............................................  $   (0.09)  $   (0.04)  $    0.03   $    0.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

    The following table sets forth information as to each member of the Board of Directors, such person's age, such person's position with the Company and the period during which such person has served as a director of the Company.

NAME                              AGE        POSITION WITH THE COMPANY     DIRECTOR OF THE COMPANY SINCE
----                            --------   ------------------------------  -----------------------------
Anat Bird.....................     49      President, Chief Executive                  2001
                                           Officer
                                           and Director

Ronald W. Bachli..............     60      Director                                    1999

Richard W. Decker, Jr.........     57      Chairman of the Board and                   1999
                                           Director

J. Thomas Byrom...............     53      Secretary and Director                      1999

Joseph P. Heitzler............     56      Director                                    1999

Robert J. Kushner.............     50      Director                                    1999

Larry D. Mitchell.............     58      Director                                    1999

Clifford R. Ronnenberg........     64      Director                                    1999

Dwayne A. Shackelford.........     57      Director                                    2000

Jaynie Studenmund.............     46      Director                                    1999

ANAT BIRD became President and Chief Executive Officer on March 1, 2001 and was appointed a director of the Company on March 20, 2001. Prior to joining the Company, Mrs. Bird served as Executive Vice President for Wells Fargo Bank as the Northern California Regional President since 1999 and served as Executive Vice President for Norwest Bank Minnesota, N.A. from 1997 to 1999. She has served as Senior Executive Vice President and Chief Operating Officer and Board Member of Roosevelt Financial Group, recently acquired by Mercantile, and was founder and Chief Executive Officer of the New York consulting firm SCB Forums, Ltd., the successor to FinExc Group, L.L.C. Prior to founding SCB Forums, Ltd. in 1994, Mrs. Bird founded the Financial Institutions Consulting Group at BDO Seidman. Prior to joining BDO Seidman, Mrs. Bird was the Managing Director in charge of Strategic Planning, Product Development and Management, and the Balance Sheet Advisory Group of Marine Midland Bank, and the Chief Executive of Bay Loan and Investment Bank. Mrs. Bird has published two books for the American Bankers Association and has authored three other books, including the best selling business book SUPERCOMMUNITY BANKING: A SUPERSTRATEGY FOR SUCCESS. Mrs. Bird is a member of the Board of Directors of Wharton-Recanati Business School Partnership. She is also a columnist for the American Banker. Mrs. Bird received a Diploma in Corporate Strategic Planning from the Wharton School of Business; an MBA in Finance with High Honors from American University in Washington, D.C.; an MA in International Relations and Psychology Cum Laude from Hebrew University in Jerusalem; and a BA in International Relations from Hebrew University in Jerusalem.

RONALD W. BACHLI served as President and Chief Executive Officer and a director of the Company since its incorporation in September 1999 until March 1, 2001. Mr. Bachli continues to serve as a director of the Company. He is also President of Belvedere and Vice Chairman and director of its predecessor since December 1998. He has served as Chairman of the Boards of Directors of PSB, SCB and BOC until March 1, 2001. He also serves as President of PCC. Mr. Bachli received his B.S. in Finance from the University of San Francisco in 1962 and his Juris Doctor degree from the University of San Francisco School of Law in 1972. From 1982 until joining the general partner of the California Fund in late 1998, Mr. Bachli was a banking partner in the firm of Lillick & Charles LLP where he specialized in regulatory, corporate finance, and mergers and acquisitions for financial institutions.

RICHARD W. DECKER, JR., Chairman of the Company, has over 30 years of banking experience. Mr. Decker is the Chairman and co-founder of Belvedere and was the President and a co-founder of its predecessor. Mr. Decker was chairman of the Board of Directors and the Chief Executive Officer of CFB from January 1, 1999 to April 30, 1999. He is the Chairman of the respective Boards of Directors of the Company and PCC, and also serves on the Boards of Directors of PCC, PSB, BOC and SCB. Mr. Decker was co-founder and Vice Chairman of Independent Bancorp of Arizona. Mr. Decker assisted in the formation of Pan American Savings Bank, where he served for four years as a director and chairman of the audit committee. Previously, he served as President, CEO and director of WestAmerica Bank, headquartered in Marin County, California, and worked for 15 years in senior management positions at First Interstate Bank of California, leaving in 1988 as Executive Vice President, Chief Administrative Officer and a member of the bank's "managing committee." Mr. Decker earned his BS degree from Long Beach State University in 1967 and an MBA in 1969. In 1970, he earned an additional graduate degree from the American Graduate School of International Management (Thunderbird). In addition, he completed the Graduate School of Credit and Financial Management at Stanford Business School and in 1986 completed the Advanced Management Program (AMP) at Harvard Business School.

J. THOMAS BYROM has been Chief Financial Officer of Belvedere and its predecessor since 1997. He is secretary and a director of the Company, and is a director of PCC. He has served in the past as a director of PSB. Prior to joining Belvedere, Mr. Byrom was President and Chief Financial Officer at Tracy Federal Bank, F.S.B., in Tracy, California. Earlier in his career, Mr. Byrom was Senior Vice President in the finance division at 1st Nationwide Bank, and Vice President in charge of profit planning at Wells Fargo Bank.

JOSEPH F. HEITZLER is a director of the Company and is a resident of Rolling Hills, California. Mr. Heitzler is Chairman, Chief Executive Officer and a director of CART Inc. (which has a class of securities registered under Section 12(b) of the Exchange Act), the world's largest open wheel racing series. Previously, Mr. Heitzler was President of National Mobile Television, Inc., a worldwide and the nation's largest provider of mobile broadcasting facilities. Until July of 1997 when he sold the business to National Mobile Television, Inc., Mr. Heitzler was Chairman and Chief Executive Officer of VTE Mobile Television, Inc. a major provider of mobile broadcasting facilities, primarily for sporting events. Prior to becoming involved with VTE Mobile Television, Inc., Mr. Heitzler was senior executive producer for CBS Sports, Inc. Subsequently, Mr. Heitzler was president of Forum Sports Entertainment, Inc. the then-parent company of the Los Angeles Lakers, Los Angeles Kings and the Forum.

ROBERT J. KUSHNER is a director and Chairman of the Audit Committee of the Company and a director of BOC. Mr. Kushner is a certified public accountant, and has been a principal of the accounting firm of Kushner, Smith, Joanou & Gregson LLP since 1979. Mr. Kushner received a B.S. degree in accounting and finance from the University of Southern California in 1973. Mr. Kushner's previous experience related to audit management positions with two different international accounting firms. He is a Trustee and Chairman of the Finance Committee of the St. Margaret's Episcopal School and is a member of the Parents Advisory Council of the Georgetown University McDonough School of

Business. Mr. Kushner was an appointed member of the State Board of Accountancy's Administrative Committee and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

LARRY D. MITCHELL is a director of the Company and of PSB and SCB. Mr. Mitchell has 29 years of experience in the computer industry with the Hewlett Packard Company. Prior to his retirement in October 1997, he was site general manager of Hewlett Packard, Roseville, California. Mr. Mitchell earned an AB degree in Engineering Science from Dartmouth College and an MBA from the Stanford Business School. Mr. Mitchell serves as a director of the Finisar Corporation (which has a class of securities registered under Section 12(g) of the Exchange Act) and a director of numerous non-profit community organizations.

CLIFFORD R. RONNENBERG is a director of the Company and of BOC. Mr. Ronnenberg is Chairman, CEO and sole shareholder of CR&R, Incorporated, a leading environmental management company serving southern California. Mr. Ronnenberg also owns Haulaway Storage Containers with business service operations in seven western states. He also serves as Vice President of Ronnenberg Inc., a family-owned commercial and industrial real estate management company.

DWAYNE A. SHACKELFORD is a director of the Company and of PSB and SCB. Since 1989, Mr. Shackelford has been actively involved in various real estate transactions including lease, debt and equity restructurings, bankruptcy consulting and purchase and sale negotiations as a consultant with Huntley Financial Group, Ltd. and as Vice President of Chartwell Holdings, a real estate development company. Mr. Shackelford has also served as Vice President for Ivy Medical Group and as Senior Vice President and Chief Financial Officer of Exploration Logging, Inc. Mr. Shackelford attended the University of Oregon and California State University, Sacramento from which he received his B.S. and M.B.A. degrees and he is a Certified Public Accountant and a California licensed real estate broker.

JAYNIE STUDENMUND has served as the COO of GoTo.com since January 2001. GoTo is a leading Pay-for-Performance search engine. From February 2000 to December 2000, Ms. Studenmund was the President & COO of PayMyBills, a leading internet bill management company, where she was responsible for all line, technology, operations, and staff functions. From 1985 to 1998, Ms. Studenmund served as a senior executive at three different financial institutions. From 1997 to 1998 she was the Executive Vice President for Retail Banking at Home Savings of America and from 1996 to 1997 was the Executive Vice President for Retail Banking at Great Western Bank. From 1985 to 1996, Ms. Studenmund held a variety of line, operating and marketing positions at First Interstate Bank of California, and she served as an Executive Vice President from 1991 to 1996.
Ms. Studenmund has a B.A. in Economics from Wellesley College and an M.B.A. from Harvard Business School.

    The Board of Directors held sixteen (16) meetings in 2000. During 2000 each director attended at least 75% of the total number of meetings of the Board of Directors and committees on which he or she served.

COMMITTEES OF THE BOARD OF DIRECTORS

ASSET AND LIABILITY MANAGEMENT COMMITTEE

    The Asset and Liability Management Committee of the Board of Directors consists of Mr. Byrom as Chairman, Ms. Bird and Messrs. Bachli, Mitchell and Shackelford. The Asset and Liability Management Committee's primary responsibilities are to establish and monitor management's compliance with consolidated limits for exposure to interest rate risk; provide a forum for the Company's subsidiaries to communicate issues and to seek guidance regarding interest rate risk, concentration risk, asset/liability volume, mix and pricing, and investments and liquidity; provide direction to Company staff regarding management of liquidity and investments; and report to the

Board of Directors on the Company's interest rate risk exposure, asset/liability management at the Company's subsidiaries, and management of liquidity and investments.

    The Asset and Liability Management Committee held four (4) meetings in 2000.

AUDIT COMMITTEE

    The Audit Committee of the Board of Directors consists of Mr. Kushner as Chairman and Messrs. Bachli, Byrom, Mitchell and Shackelford. The Audit Committee recommends to the Board of Directors for its approval an independent certified public accounting firm to conduct the Company's annual audit. The Audit Committee also (i) confers from time to time with the Company's certified public accountants regarding their audit work and the details thereof, and maintains a communication link between the Company's certified public accountants and the Company's Board of Directors; (ii) reviews management letters of the Company's certified public accounting firm, (iii) oversees and evaluates the internal audit function to ascertain that professional internal auditing is performed throughout the Company and its subsidiaries (iv) approves revisions in policies related to accounting, risk and internal control matters and meets and consults with the Company's executive and financial officers to discuss accounting policies, (v) reviews staffing of the Company's accounting and financial departments and makes recommendations to the Board of Directors relating to these departments, (vi) reviews, before publication, the Company's annual consolidated financial statements and any other financial statements deemed to be appropriate by the Committee, and (v) provides assistance and recommendations to the Board of Directors with respect to the general financial needs, policies and practices of the Company.

    The Audit Committee held eleven (11) meetings in 2000.

COMPENSATION AND PERSONNEL COMMITTEE

    The Compensation and Personnel Committee of the Board of Directors consists of Ms. Studenmund as Chair and Messrs. Bachli, Decker, Kushner and Ronnenberg. The Compensation and Personnel Committee's responsibilities include recommending to the Board of Directors annual performance goals for the Company's executive officers, measuring and reporting to the Board of Directors the annual performance of the Company's executive officers, recommending to the Board of Directors base pay, annual bonus awards, and long term incentive awards for the Company's executive officers, recommending to the Board of Directors compensation and benefit plans for employees of the Company, reviewing all human resource plans and policies of the Company and recommending changes as appropriate to the Board of Directors, recommending to the Board of Directors programs for management development and executive retention and evaluating the state of employee relations, and recommending actions to the Board of Directors as appropriate.

    The Compensation and Personnel Committee held six (6) meetings in 2000.

TECHNOLOGY COMMITTEE

    The Technology Committee of the Board of Directors consists of Mr. Mitchell as Chairman, Ms. Bird and Mr. Byrom. The Technology Committee's primary responsibility is to guide the use of technology resources throughout the Company and its subsidiaries, and insure that such resources contribute to the Company's overall goals.

    The Technology Committee held eight (8) meetings in 2000.

EXECUTIVE OFFICERS

    The following table sets forth as to each of the persons who currently serves as an Executive Officer of the Company, such person's age, such person's current position with the Company, and the period during which the person has served in such position:

NAME                               AGE         POSITION WITH THE COMPANY     YEAR HIRED BY THE COMPANY
----                             --------   -------------------------------  -------------------------
Anat Bird......................     49      President and Chief Executive              2001
                                            Officer

Richard W. Decker, Jr..........     57      Chairman of the Board of                   1998
                                            Directors

Harvey Ferguson................     64      Executive Vice President and               1998
                                            Chief
                                            Administrative Officer

David E. Hooston...............     44      Executive Vice President and               1997
                                            Chief
                                            Financial Officer

Robert C. Campbell, Jr.........     59      BOC President and Chief                    1997
                                            Executive Officer

Daryl B. Foreman...............     54      SCB President and Chief                    2000
                                            Executive Officer

Robert C. Haydon...............     54      PSB President and Chief                    1999
                                            Executive Officer

    For biographical information concerning Ms. Bird and Mr. Decker, see--Directors.

HARVEY FERGUSON was appointed EVP/Chief Administrative Officer of CCB in September 2000 and oversees the Human Resource Department, Data Processing applications, facilities management, new products development and implementation and formulation of policies and procedures for the Company. Prior to this, he was elected to the dual roles of Chairman and CEO of BOC and the two-office sister bank, CalWest Bank, prior to their consolidation in July 2000. From 1993 to 1999, Mr. Ferguson served as President and Chief Executive Officer of Orange Bancorp and BOC. From 1990 to 1993, Mr. Ferguson served as Executive Vice President & Chief Administrative Officer of Eldorado Bank and of Commerce Bank. He was President and Chief Executive of California City Bank and California City Bancorp from 1985 to 1990. Mr. Ferguson is a graduate of Pacific Coast Banking School, in addition to attending University of California, Irvine, Golden West and Chaffey College. Mr. Ferguson has actively served the community through participation in the United Way (Cabinet Member), Ronald McDonald House (Board of Trustees), and the California Community Bankers (Board member) and Independent Bankers Associations (member).

DAVID E. HOOSTON is the Executive Vice President and Chief Financial Officer of the Company. From 1998 through April 30, 1999 Mr. Hooston served as President, Chief Operating Officer and director of CFB. Mr. Hooston also served as a member of the Board of Directors of BOC, CalWest, SFB and NBB. Prior to that, he was the Chief Operating Officer of SFB from 1995 to 1998 and from 1991 to 1995 he was a financial consultant. From 1984 through 1991 Mr. Hooston was Chief Financial Officer of ValliCorp Holdings, Inc., a multi-bank holding company headquartered in Fresno, California. Mr. Hooston received his BA degree in Business Economics from the University of California, Santa Barbara in 1979 and is a member of the American Institute of Certified Public Accountants and the California State Society of Certified Public Accountants

ROBERT CAMPBELL, JR. is President, Chief Executive Officer and a director of BOC. Mr. Campbell has served community banks in executive positions since 1975. Prior to being named Chief Executive Officer of BOC in September 2000,
Mr. Campbell served BOC as its President and Chief Operating Officer since January 2000. Before his presidential position at BOC, he successfully directed the growth of Security First Bank in Fullerton, California from 1997 to 1999. He had also served in the capacity of Senior Vice President of California State Bank from 1994 to 1997. Mr. Campbell graduated from Pacific Coast Banking School in 1978 and received a Master of Arts degree from Claremont Graduate School.

DARYL B. FOREMAN is President, Chief Executive Officer and a director of SCB and has served in that capacity since 1989. He was one of the founders of SCB in 1983. Mr. Foreman has over 33 years of banking experience. He was formerly Senior Vice President/Branch Administrator with First Commercial Bank and served in various management positions at Bank of America including Operations Manager, Commercial Loan Officer, Senior Employee Relations Officer, Marketing Administrator as well as international assignments in Singapore.

ROBERT C. HAYDON has been President and Chief Executive Officer of PSB since 1994. In 1989 Mr. Haydon was elected to the Board of Directors and appointed Senior Executive Vice President and Chief Banking Officer. Mr. Haydon held various management positions since his employment with PSB in 1967. Mr. Haydon is a graduate of the University of California and the Graduate School of Savings and Loan at the University of Texas, Austin.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

    The following compensation table provides certain compensation information for the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services rendered by them during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                         SECURITIES
                                                                                         UNDERLYING
                                                                                          OPTIONS/
                                                                                          SARS (#)
                                                          ANNUAL COMPENSATION           ------------
                                                   ----------------------------------    LONG TERM      ALL OTHER
                                                                         OTHER ANNUAL   COMPENSATION   COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR         SALARY     BONUS     COMPENSATION      AWARDS          ($)
---------------------------       --------------   --------   --------   ------------   ------------   ------------
Ronald W. Bachli,...............            2000        -0-        -0-         -0-            -0-              -0-
President and Chief                         1999        -0-        -0-         -0-            -0-              -0-
Executive Officer(1)                        1998        N/A        N/A         N/A            N/A              N/A

Harvey Ferguson.................            2000   $171,667   $ 61,800     $12,107(2)         -0-              -0-
Executive Vice President and                1999   $153,000   $100,000     $ 6,000        110,287       $  176,500
  Chief
Administrative Officer                      1998   $130,000   $ 15,000                        -0-       $1,160,020

David E. Hooston,...............            2000   $157,719   $ 51,600     $ 1,600(3)     110,000              -0-
Executive Vice President and                1999   $ 49,507   $ 35,000     $ 3,500         25,000       $  135,000
  Chief
Financial Officer                           1998   $132,119        -0-     $ 7,700            -0-       $  100,000

Daryl B. Foreman................            2000   $151,700   $ 53,683     $11,010(4)     110,000              -0-
Sacramento Commercial Bank                  1999        N/A        N/A         N/A            N/A              N/A
President and Chief Executive               1998        N/A        N/A         N/A            N/A              N/A
  Officer

Robert C. Haydon,...............            2000   $200,000   $148,000     $ 4,250(5)     110,000       $   41,840(5)
Placer Sierra Bank                          1999   $ 68,806   $ 23,375     $ 4,000            -0-       $   17,433
President and Chief Executive               1998        N/A        N/A         N/A            N/A              N/A
  Officer

--------------------------

(1) Mr. Bachli served as the President and Chief Executive Officer of the Company since its incorporation in September 1999 until March 1, 2001 and has not received any compensation from the Company, except for a car allowance in the aggregate amount of $19,800 in 2000. See Item 13. Certain Relationships and Related Transactions.

(2) Other Annual Compensation includes $4,507 contributed to Mr. Ferguson's account in the BOC 401(k) Plan and a $7,600 auto allowance.

(3) Other Annual Compensation represents an auto allowance.

(4) Other Annual Compensation represents an auto allowance of $9,000 and $2,010 contributed to extra long term disability and life insurance for Mr. Foreman's benefit.

(5) Other Annual Compensation represents amounts contributed to Mr. Haydon's account in the PSB 401(k) Plan. All Other Compensation represents expense recognized by PSB towards the liability pursuant to Mr. Haydon's salary continuation agreement. The Company also provides a vehicle for Mr. Haydon.

COMPENSATION OF DIRECTORS

    Members of the Board of Directors receive a retainer of $1,000 per month for service as members of the Board of Directors. In addition, members of Board committees receive a retainer of $500 per month for each committee of which a director is a member and Board committee chairs receive a retainer of $750 per month. Additionally, in 2000 certain directors received options under the PCC Plan. See--Directors' Options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
  DECISIONS

    The Compensation and Personnel Committee consists of Mr. Studenmund as Chair and Messrs. Bachli, Decker, Kushner and Ronnenberg as members. No member of the Compensation Committee is a current or former officer of the Company except for Mr. Bachli, who was President and Chief Executive Officer of the Company from September 1999 until March 1, 2001 and Mr. Decker, who was Chief Executive Officer of CFB from January 1 to April 30, 1999.

OTHER INFORMATION

    Certain incidental personal benefits to executive officers of the Company (not otherwise disclosed in this Annual Report on Form 10-K) may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. With respect to any individual Named Executive Officer, the aggregate amount of such compensation for the 2000 fiscal year did not exceed the lesser of $50,000 or ten percent (10%) of the compensation reported in the Cash Compensation Table for such individual Named Executive Officer.

EMPLOYMENT AGREEMENT WITH ANAT BIRD

    Ms. Bird became President and Chief Executive Officer of the Company on March 1, 2001 pursuant to an employment agreement with the Company dated January 30, 2001. The employment agreement provides for a term of three years commencing March 1, 2001, and provides that at the end of each year the employment agreement renews for an additional one-year period. Ms. Bird receives base compensation of $400,000, and is eligible for an annual bonus of 100% of her base salary. Ms. Bird also receives other benefits, including reimbursement of expenses, insurance, vacation pay, and participation in other benefit programs generally provided to other employees and/or senior executives of the Company.

    In the event that Ms. Bird's employment is terminated by the Company without cause, or as a result of Ms. Bird's death or disability, or if Ms. Bird terminates her employment as a result of a change in title or duties, the Company's requiring her to be based at any office location outside of northern California or for certain other reasons specified in the employment agreement,
(i) Ms. Bird will receive a lump sum payment in an amount equal to her annual base salary for the balance of the then-current term of the employment agreement plus bonus equal to her annual base salary for the balance of the term, (ii) all options to acquire Company common stock previously granted to Ms. Bird will become fully vested and will remain exercisable until the tenth anniversary of the date of grant, and (iii) Ms. Bird will receive such other payments as may be required to be paid or provided in order for Ms. Bird to remain eligible to receive benefits under various Company-sponsored benefit plans.

    The employment agreement provides that the Company shall be responsible for certain tax payments, in the event that any payment made by the Company to Ms. Bird should be determined to be subject to the excise tax imposed by section 4999 of the Internal Revenue Code.

    In the event of a change of control of the Company, the employment agreement provides that the Company shall require that the successor expressly assume and agree to perform the employment agreement as if the change of control had not occurred.

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

    In May of 1999, the agreement with BOC was terminated in consideration of a new contract entered into by and among CFB, BOC, and Mr. Ferguson. Under the terms of this contract, Mr. Ferguson received base compensation of $165,000 per year and was eligible for a discretionary bonus. As a result of the CCB Merger, CFB's obligations under this agreement were assumed by the Company.

    Effective September 1, 2000, Mr. Ferguson entered into a new employment agreement with the Company, pursuant to which Mr. Ferguson was appointed Executive Vice President and Chief Administrative Officer of the Company. Under the terms of this new contract, which expires December 31, 2003, Mr. Ferguson receives base compensation of $185,000 per year and is eligible to participate in the Company's Executive Incentive Compensation Plan.

    Mr. Ferguson also receives other benefits, including reimbursement of expenses, insurance, an automobile allowance of $800 per month, vacation pay, payment of country club dues and participation in other benefit programs generally provided to other employees and/or senior executives.

    In the event that Mr. Ferguson's employment is terminated by the Company without cause or in the event that Mr. Ferguson terminates his employment with the Company upon a change in Mr. Ferguson's title or duties, Mr. Ferguson will receive a single sum severance payment equal to twelve (12) months of his then current base salary plus any incentive bonus prorated, if necessary, for a partial year of employment, less customary withholdings and any and all stock options previously granted to Mr. Ferguson under any stock option plan of the Company or any affiliate of the Company and held by Mr. Ferguson at the date of termination will become fully vested and will be exercisable for a period of two
(2) years after the date of termination.

    In the event of a Change in Control of the Company (as defined in Mr. Ferguson's employment agreement) or a dissolution of the Company, Mr. Ferguson's agreement shall not be terminated, but instead, the surviving or resulting corporation or the transferee of the Company's assets will be bound by the agreement. However, in the event of a Change in Control and in the event that, during the twelve month period following such Change in Control, Mr. Ferguson terminates his employment with the Company following a change in his duties or title, Ferguson will receive the same benefits as he would receive if his employment was terminated by the Company without cause prior to a Change in Control.

    Mr. Ferguson also entered into a consulting agreement with the Company on September 1, 2000 which would become effective in the event that Mr. Ferguson's employment is terminated by the Company without cause or in the event that Mr. Ferguson terminates his employment with the Company upon a change in Mr. Ferguson's title or duties. In the event the consulting agreement becomes effective, it will have a term of eighteen (18) months and Mr. Ferguson will receive consulting fees in the aggregate amount of his base salary as of the date of termination, payable ratably over the term of the consulting agreement. The consulting agreement provides that during the term of the consulting agreement Mr. Ferguson will not directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, corporate officer, director, or in any other individual or representative capacity, engage or participate in any competing bank or financial institution or financial services business for any bank or financial institution or financial services business that has an office in Orange County, California.

EMPLOYMENT AGREEMENT WITH DAVID E. HOOSTON

    Mr. Hooston was employed by the Company as the Director of Corporate Development pursuant to an employment agreement dated February 1, 2000 by and between Mr. Hooston and the Company. Effective November 1, 2000, Mr. Hooston entered into a new employment agreement with the Company, pursuant to which Mr. Hooston was appointed Executive Vice President and Chief Financial Officer of the Company. Under the terms of this new contract, which expires December 31, 2003,

Mr. Hooston receives base compensation of $185,000 per year and is eligible to participate in the Company's Executive Incentive Compensation Plan.

    Mr. Hooston also receives other benefits, including reimbursement of expenses, insurance, an automobile allowance of $800 per month, vacation pay, and participation in other benefit programs generally provided to other employees and/or senior executives.

    In the event that Mr. Hooston's employment is terminated by the Company without cause or in the event that Mr. Hooston terminates his employment with the Company upon a change in his title or duties, Mr. Hooston will receive a single sum severance payment equal to twelve (12) months of his then current base salary plus any incentive bonus prorated, if necessary, for a partial year of employment, less customary withholdings.

    In the event of a Change in Control of the Company (as defined in Mr. Hooston's employment agreement) or a dissolution of the Company, Mr. Hooston's agreement shall not be terminated, but instead, the surviving or resulting corporation or the transferee of the Company's assets will be bound by the agreement. However, in the event of a Change in Control and in the event that, during the twelve month period following such Change in Control, Mr. Hooston terminates his employment with the Company following a change in his duties or title, Mr. Hooston will receive the same benefits as he would receive if his employment was terminated by the Company without cause prior to a Change in Control.

EMPLOYMENT AGREEMENT WITH DARYL B. FOREMAN

    From the effective date of the SCB Acquisition to present, Mr. Foreman has served as the President and Chief Executive Officer of SCB pursuant to an employment agreement with SCB dated February 29, 2000. Under the terms of the employment agreement, which expires on February 28, 2003, Mr. Foreman receives base compensation of $182,000, and is eligible to participate in the Company's Executive Incentive Compensation Plan.

    Mr. Foreman also receives other benefits, including reimbursement of expenses, insurance, an automobile allowance of $900 per month, vacation pay, and participation in other benefit programs generally provided to other employees and/or senior executives.

    In the event that Mr. Foreman's employment is terminated by SCB without cause or in the event that Mr. Foreman terminates his employment with SCB upon a change in Mr. Foreman's title or duties, Mr. Foreman shall receive a severance payment equal to twelve (12) months of his then current base salary, plus any incentive bonus Mr. Foreman is eligible to receive under the Company's Executive Incentive Compensation Plan prorated through the date of termination, less customary withholdings.

    In the event of a Change in Control of SCB (as defined in Mr. Foreman's employment agreement) or a dissolution of SCB, Mr. Foreman's agreement shall not be terminated, but instead, the surviving or resulting corporation or the transferee of SCB's assets will be bound by the agreement. However, in the event of a Change in Control and in the event that, during the twelve month period following such Change in Control, Mr. Foreman terminates his employment with SCB following a change in his duties or title, Mr. Foreman will receive the same benefits as he would receive if his employment was terminated by SCB without cause prior to a Change in Control.

EMPLOYMENT AGREEMENT WITH ROBERT C. HAYDON

    During the period from the effective date of the PSB Acquisition through August 31, 2000, Mr. Haydon served as the President and Chief Executive Officer of PSB pursuant to an Employment Agreement with PSB dated August 21, 1997. Effective August 31, 2000, Mr. Haydon entered into an employment agreement with PSB, pursuant to which Mr. Haydon continued to serve as the President and Chief Executive Officer of PSB. Under the terms of that contract, which would have expired on August 31, 2003, Mr. Haydon received base compensation of $200,000 per year and was eligible to participate in the Company's Executive Incentive Compensation Plan.

    Effective February 1, 2001, Mr. Haydon entered into an employment agreement with PSB, pursuant to which Mr. Haydon was appointed to serve as the Regional President of PSB. Under the terms of the current contract, which expires on August 31, 2003, Mr. Haydon receives base compensation of $200,000, and is eligible to participate in the Company's Executive Incentive Compensation Plan.

    Mr. Haydon also receives other benefits, including reimbursement of expenses, insurance, the use of an automobile, dues for racquet club membership, vacation pay, and participation in other benefit programs generally provided to other employees and/or senior executives.

    In the event that Mr. Haydon's employment is terminated by PSB without cause or in the event that Mr. Haydon terminates his employment with PSB upon a change in Mr. Haydon's title or duties, Mr. Haydon will receive a severance payment calculated by multiplying his then current Base Salary by the number of months then remaining before expiration of the employment term, plus any incentive bonus Mr. Haydon is eligible to receive under the Company's Executive Incentive Compensation Plan prorated through the date of termination, less customary withholdings. Additionally, in the event that Mr. Haydon's employment is terminated by PSB without cause or in the event that Mr. Haydon terminates his employment with PSB upon a change in Mr. Haydon's title or duties, any and all stock options previously granted to Mr. Haydon under any stock option plan of PSB or any affiliate of PSB, and held by Mr. Haydon at the date of termination will become fully vested and will be exercisable for a period of two (2) years after the date of termination.

    In the event of a Change in Control of PSB (as defined in Mr. Haydon's employment agreement) or a dissolution of PSB, Mr. Haydon's agreement shall not be terminated, but instead, the surviving or resulting corporation or the transferee of PSB's assets will be bound by the agreement. However, in the event of a Change in Control and in the event that, during the twelve month period following such Change in Control, Mr. Haydon terminates his employment with PSB following a change in his duties or title, Haydon will receive the same benefits as he would receive if his employment was terminated by PSB without cause prior to a Change in Control.

    Mr. Haydon is covered by a salary continuation agreement with PSB, as successor-in-interest to Placer Savings Bank, dated August 21, 1997. Under the salary continuation agreement, Mr. Haydon is entitled to receive stated annual payments for a period of 15 years following the termination of his employment with PSB. The level of those payments varies depending on the timing and circumstances of the termination of his employment with PSB. The salary continuation agreement also provides that if Mr. Haydon's employment with PSB is terminated within 12 months after a transfer of 51% or more of the outstanding voting common stock of PSB, he will be entitled to receive a lump sum benefit in the amount of 2.99 times the average of his annual salary for the most recent five taxable years preceding the transfer of the PSB common stock.

LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

    No long term incentive plan awards were made during 2000 to any of the Named Executive Officers.

EXECUTIVE INCENTIVE COMPENSATION PLAN SUMMARY

    The Company adopted an executive incentive compensation plan for the 2000 fiscal year (the "Executive Incentive Compensation Plan") for the purpose of providing significant rewards to the Company's executive team for exceptional corporate performance.

    The Executive Incentive Compensation Plan is administered by a committee composed of the Chief Executive Officers of the Company and each of the Banks (the "Committee"). All Senior Executive Officers of the Company and the Banks (defined to include all Chief Executive Officers, Presidents, Chief Financial Officers, Chief Lending Officers, Chief Retail Banking Officers and Senior Vice Presidents) are eligible to participate in the Executive Incentive Compensation Plan. The Committee makes recommendations to the Board of Directors with respect to proposed participants, performance measures, performance measure weights, achievement levels, award opportunities and financial thresholds. The Board of Directors in turn makes determinations with respect to participants in and awards under the Executive Incentive Compensation Plan.

    The Executive Incentive Compensation Plan provides for the availability of incentive compensation awards if the Company and the Banks reach their respective financial thresholds for a plan year. The Committee selected cash earnings for the 2000 fiscal year as the performance measure under the Executive Incentive Compensation Plan for the Company and each of the Banks. In addition, the Committee can select one or more additional performance measures for each of the Banks and selects one or more personal performance measures for each participant in the Executive Incentive Compensation Plan.

    Achievement levels and potential awards were established for each participant by the Committee and individual awards, based upon achievement of performance measures, were determined by the Committee and recommended to the Board of Directors for approval. The amounts of awards to the Named Executive Officers under the Executive Incentive Compensation Plan for the 2000 fiscal year are included in Bonus category in the Summary Compensation Table.

STOCK OPTION PLANS

CALIFORNIA COMMUNITY BANCSHARES, INC. 1999 STOCK OPTION PLAN

    The Revised California Community Bancshares, Inc. 1999 Stock Option Plan (the "CCB Plan") was designed to attract, retain and motivate directors, officers and key employees of the Company and its subsidiaries by providing added incentives to enlarge their proprietary interest in the Company, to increase their efforts on behalf of the Company and its subsidiaries, and to continue their association with the Company and its subsidiaries. The CCB Plan permits the granting of nonqualified stock options and incentive stock options during a period of ten years from the date of adoption by the Board of Directors. The CCB Plan is administered by the Compensation and Personnel Committee of the Board of Directors.

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

    Because pursuant to regulations of the DOC, the Company cannot currently provide for the acceleration of stock options upon a change of control of the Company, no options have been granted under the CCB Plan to date. However, as described below, PCC, which is not subject to such regulations, has adopted a stock option plan and has granted options to persons eligible to receive options under the CCB Plan. It is the intention of the Company to assume all of such options at the earliest date that the regulations of the DOC permits the acceleration of stock options upon a change of control. See--Placer Capital Co. 1999 Stock Option Plan.

CALIFORNIA FINANCIAL BANCORP 1999 STOCK OPTION PLAN

    In connection with the CCB Merger, CCB assumed the California Financial Bancorp 1999 Stock Option Plan (the "CFB Plan") and all outstanding options to purchase shares of CFB Common Stock under the CFB Plan were converted into options to purchase shares of Company Common Stock. As of December 31, 2000, there were options to purchase 247,911 shares of Company Common Stock outstanding under the CFB Plan. No further options will be granted under the CFB Plan.

    The terms of the CFB Plan are essentially the same as those of the CCB Plan, except that under the CFB Plan, if, in the event of a change of control, as defined in the CFB Plan, the CFB Plan and unexercised options are terminated, all option holders shall have the right to exercise the options prior to the consummation of the transaction causing such termination.

PLACER CAPITAL CO. 1999 STOCK OPTION PLAN

    The Placer Capital Co. 1999 Stock Option Plan (the "PCC Plan") was designed to attract, retain and motivate directors, officers and key employees of PCC and its affiliates. "Affiliate" is defined to mean any corporation which controls, is controlled by, or is under common control with, PCC.

    The total number of shares of PCC Common Stock available for issuance under the PCC Plan is 3,912,195, subject to adjustment if the outstanding shares of PCC Common Stock are increased, decreased, or changed into or exchanged for a different number or kind of shares or securities of PCC, through a reorganization, merger, or recapitalization. As of December 31, 2000, options to purchase 2,442,682 shares of PCC Common Stock were outstanding under the PCC Plan. The terms of the PCC Plan are essentially the same as those of the CFB Plan.

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

STOCK OPTION GRANTS AND EXERCISES

    The following tables provide information with respect to the stock options granted to the Named Executive Officers during the fiscal year ending December 31, 2000 and with respect to stock options held by the Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                               NUMBER OF
                              SECURITIES
                              UNDERLYING        % OF TOTAL OPTIONS      EXERCISE OR                      GRANT DATE
                            OPTIONS GRANTED   GRANTED TO EMPLOYEES IN   BASE PRICE                      PRESENT VALUE
NAME                              (#)               FISCAL YEAR           ($/SH)      EXPIRATION DATE        ($)
----                        ---------------   -----------------------   -----------   ---------------   -------------
Ronald W. Bachli..........          -0-                 N/A                  N/A              N/A              N/A
Harvey Ferguson...........          -0-                 N/A                  N/A              N/A              N/A
David E. Hooston..........      110,000(1)              7.6%               $6.64         10/24/10         $176,770(2)
Daryl B. Foreman..........      110,000(1)              7.6%               $6.64           3/6/10         $200,750(3)
Robert C. Haydon..........          -0-                 N/A                  N/A              N/A              N/A

------------------------

(1) Represents stock options granted under the PCC Plan in 2000. The number of shares and the exercise price have been adjusted to reflect the PCC Share Exchange Ratio of 2.4605.

(2) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 5.70%, an option term of five years, a dividend yield of zero, and a stock volatility of zero.

(3) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 6.64%, an option term of five years, a dividend yield of zero, and a stock volatility of zero.

OPTIONS EXERCISED AND VALUE OF UNEXERCISED OPTIONS

    No options were exercised by any of the Named Executive Officers during fiscal year 2000. The following table shows the value at December 31, 2000 of unexercised options on an aggregated basis held by the Named Executive Officers:

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                                                      EXERCISABLE/
                                                                 EXERCISABLE/UNEXERCISABLE            UNEXERCISABLE
                                                             ---------------------------------   -----------------------
                                                                                                  VALUE OF UNEXERCISED
                          SHARES ACQUIRED   VALUE REALIZED    NUMBER OF SECURITIES UNDERLYING    IN-THE-MONEY OPTIONS AT
NAME                      ON EXERCISE (#)        ($)         UNEXERCISED OPTIONS AT FY-END (#)        FY-END ($)(1)
----                      ---------------   --------------   ---------------------------------   -----------------------
Ronald W. Bachli........     -0-              -0-                      N/A                               N/A
Harvey Ferguson.........     -0-              -0-                 27,500/82,500                    $16,055/$48,164
David E. Hooston........     -0-              -0-                 52,500/82,500                         $0/$0
Daryl B. Foreman........     -0-              -0-                  -0-/110,000                          $0/$0
Robert Haydon...........     -0-              -0-                 27,681/83,042                    $71,416/$214,249

------------------------

(1) Based on a per share price at December 31, 2000 of $6.64.

DIRECTORS' OPTIONS

    In 2000, the following directors of the Company received options under the PCC Plan. The number of shares and exercise price have been adjusted to reflect the PCC Share Exchange Ratio of 2.4605.

                                             NUMBER OF SECURITIES
                                              UNDERLYING OPTIONS    EXERCISE OR BASE PRICE
NAME                                             GRANTED (#)                ($/SH)           EXPIRATION DATE
----                                         --------------------   ----------------------   ---------------
Joseph P. Heitzler.........................         10,000                   $6.64             11/28/2010
Dwayne E. Shackelford......................         20,000                   $6.64             11/28/2010
Jaynie Studenmund..........................         10,000                   $6.64             11/28/2010

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company Common Stock constitutes the only outstanding class of voting securities of the Company. As of March 15, 2001, there were 26,312,576 shares of Company Common Stock outstanding and entitled to vote and approximately 436 shareholders of record.

    The following table lists any known stockholders with beneficial ownership of five percent or more of the outstanding Company Common Stock and the beneficial ownership of Company Common Stock of each director and executive officer of the Company and all current executive officers and directors of the Company as a group. Information with respect to beneficial ownership is based upon the Company's records and data supplied to the Company by its stockholders as of March 15, 2001.

                                                               AMOUNT AND
                                                               NATURE OF        PERCENTAGE OF
NAME, TITLE AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP(1)        OWNERSHIP
-------------------------------------------                   ------------      -------------
California Community Financial Institutions Fund Limited
  Partnership
  One Maritime Plaza, Suite 825
  San Francisco, California 94111...........................   25,489,940(2)        95.6%

Ronald W. Bachli
  Director
  One Maritime Plaza, Suite 825
  San Francisco, California 94111...........................   25,544,940(2)        95.6%

Richard W. Decker Jr.
  Chairman of the Board and Director
  One Maritime Plaza, Suite 825
  San Francisco, California 94111...........................   25,544,940(2)        95.6%

Anat Bird
  President and Chief Executive Officer and Director........      133,333(3)           *

J. Thomas Byrom
  Secretary and Director....................................       15,000(3)           *

Joseph P. Heitzler
  Director..................................................       12,126(4)           *

Robert J. Kushner
  Director..................................................       23,785(3)           *

Larry D. Mitchell
  Director..................................................       12,382(3)           *

Clifford R. Ronnenberg
  Director..................................................      105,517(5)           *

Dwayne A. Shackelford
  Director..................................................        7,382(3)           *

Jaynie Studenmund
  Director..................................................        5,000(3)           *

Harvey Ferguson
  Executive Vice President and Chief Administrative
  Officer...................................................       56,275(6)           *

David E. Hooston
  Executive Vice President and Chief Financial Officer......       52,500(3)           *

Robert C. Campbell, Jr.
  Bank of Orange County President...........................       24,487(7)           *

Daryl B. Foreman
  Sacramento Commercial Bank President......................       27,500(3)           *

Robert C. Haydon
  Placer Sierra Bank President..............................       27,681(3)           *

Directors and Executive Officers as a group.................   26,078,143(8)        95.9%

--------------------------

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

(2) The California Fund is the beneficial owner of 25,129,433 shares of Company Common Stock and 360,507 shares of Company Common Stock issuable upon conversion of PIB Debentures calculated using principal and accrued interest through March 15, 2001. Mr. Bachli, a director of the Company, and Mr. Decker, the Chairman of the Board and a director of the Company, are managing members of Belvedere. Belvedere is the general partner of the California Fund. The amount and nature of ownership for Mr. Bachli and Mr. Decker also includes 55,000 shares of Company Common Stock which may be purchased on the exercise of stock options held by each of Messrs. Bachli and Decker and not held by the California Fund.

(3) Represents shares of Company Common Stock which may be purchased on the exercise of stock options.

(4) Includes 11,373 shares of Company Common Stock which may be purchased on the exercise of stock options.

(5) Includes 39,305 shares of Company Common Stock which may be purchased on the exercise of stock options.

(6) Includes 41,222 shares of Company Common Stock which may be purchased on the exercise of stock options.

(7) Includes 12,500 shares of Company Common Stock which may be purchased on the exercise of stock options.

(8) Includes 360,507 shares of Company Common Stock which may be issuable upon conversion of PIB Debentures and 518,962 which may be purchased on the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

    Some of the directors, officers and principal stockholders of the Company and the companies with which they are associated have been customers of, and have had banking transactions with, the Banks in the ordinary course of the Banks' business since January 1, 2000, and the Banks expect to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and in the opinion of the Company, did not involve more than the normal risk of collectibility or present other unfavorable features.

INVESTMENT BANKING SERVICES

    Belvedere is the general partner of the California Fund, which held 95.6% percent of the outstanding Company Common Stock as of December 31, 2000. Ronald
W. Bachli, a director of the Company and Richard W. Decker, Jr., Chairman of the Board and a director of the Company are managing members of Belvedere and J. Thomas Byrom, secretary and a director of the Company, is an officer of Belvedere.

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

    Under a substantially similar agreement dated August 10, 1999, Belvedere served as the exclusive financial advisor to PCC and, in that capacity, provided financial advisory services in connection with evaluating and negotiating the PSB Acquisition. The Company assumed the obligations of PCC under that agreement and paid fees of $660,000 to Belvedere in 1999 in connection with the PSB Acquisition.

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

EXECUTIVE COMPENSATION

    As indicated in Item 11. Executive Compensation, the then-President and Chief Executive Officer of the Company received no compensation from the Company during 2000 except an auto allowance. However, Mr. Bachli is compensated by Belvedere. Except as disclosed above under--Investment Banking Services, neither Belvedere nor the California Fund receives any compensation from the Company or any of its subsidiaries.

FUNDING OF THE PSB ACQUISITION

    As described in Note 3 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, when PCC acquired PSB it funded the transaction through the sale of $53 million of PCC common stock to the California Fund, the sale of $18.5 million of subordinated debentures and issuance of $3.5 million of 8% noncumulative preferred stock.

    To facilitate the capital structure of the PSB Acquisition, Placer Funding, a California limited liability company (owned by the principals of Belvedere) and Placer Trust, a Delaware business trust, 100% of the common securities of which is owned by PCC, were organized.

    Placer Funding obtained a $22 million commercial bank loan from an unaffiliated bank, the terms of which are outlined in Note 11 of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data. Placer Funding used the proceeds of the Term Loan to purchase $18.5 million of trust preferred securities from Placer Trust and $3.5 million to purchase one share of 8% noncumulative preferred stock from PCC. Placer Trust used the proceeds of the sale of $18.5 million of trust preferred securities to purchase $18.5 million of subordinated debentures from PCC. PCC obtained a $3.0 million revolving line of credit from the same commercial bank when Placer Funding obtained the Term Loan.

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

    In connection with obtaining the Term Loan, PCC, Placer Funding and Messrs. Bachli and Decker (the 'Placer Funding Members') entered into an expense reimbursement agreement which provides that:

    (i) During any period that Placer Funding remains obligated pursuant to the Term Loan, PCC will advance to Placer Funding the amount equal to the positive difference, if any, between (A) interest due and payable (or about to become due and payable) by Placer Funding with respect to the Term Loan and (B) funds available to Placer Funding to pay such interest, including funds derived from distributions made pursuant to the trust preferred securities or the non-cumulative preferred stock; provided, however, that in no event shall PCC be obligated to make any such advance at any time that PCC has deferred the payment of interest in respect of the subordinated debentures;

    (ii) Placer Funding will pay to PCC any interest overage amount, defined to mean for any relevant period, an amount equal to the positive difference (if any) between: (A) any interest, dividends or other similar items (including earnings thereon, if any, but specifically excluding any principal or return of capital payments) payable to Placer Funding with respect to the trust preferred securities, including any deferred interest, the subordinated debentures and the non-cumulative preferred stock, and (B) any interest due and payable by Placer Funding with respect to the Term Loan;

    (iii) PCC will reimburse Placer Funding, Placer Trust and each of the Placer Funding Members for any and all costs, expenses or other charges relating to (A) the formation, operation, administration or termination of Placer Funding; (B) loan and other fees payable by Placer Funding in connection with the Term Loan; and (C) other closing costs payable by Placer Funding with respect to the Term Loan, but excluding from any of the foregoing principal payments with respect to the Term Loan;

    The agreement provides that any amounts reimbursed, advanced or otherwise payable by PCC to Placer Funding, Placer Trust or either Placer Funding Member will be made such that, on an after tax basis, Placer Funding, the Trust and the Placer Funding Members, as appropriate, incur no net out of pocket cost and that any interest overage amount payable by Placer Funding will be made such that, on an after tax basis, neither Placer Funding or the Placer Funding Members will incur any net out of pocket cost with respect thereto.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
          2.1           Amended and Restated Plan of Reorganization and Merger by
                        and between California Community Bancshares, Inc. and
                        California Financial Bancorp dated as of November 15,
                        1999.(1)

          2.2           Plan of Reorganization and Merger Agreement by and between
                        California Community Bancshares, Inc., Bank of Orange County
                        and Security First Bank dated as of September 10, 1999.(2)

          2.3 Plan of Reorganization and Merger Agreement by and between California Community Bancshares, Inc., CalWest Bank and
                        National Business Bank dated as of September 14, 1999.(3)

          2.4           Plan of Reorganization and Exchange Agreement by and between the California Community Financial Institutions Fund Limited
                        Partnership and California Community Bancshares, Inc. dated
                        September 10, 1999.(4)

          2.5           First Amendment to the Plan of Reorganization and Exchange
                        Agreement by and between the California Community Financial
                        Institutions Fund Limited Partnership and California
                        Community Bancshares, Inc. dated November 15, 1999.(5)

          2.6           Agreement of Merger by and between California Community
                        Bancshares, Inc. and Sacramento Merger Co. dated March 1,
                        2000.(6)

          3.1 Certificate of Incorporation of Registrant as amended to date.(7)

          3.2           Bylaws of Registrant as amended to date.(8)

            4           N/A

            9           N/A

         10.1           Revised California Community Bancshares, Inc. 1999 Stock
                        Option Plan.(9) *

         10.2           California Financial Bancorp 1999 Stock Option Plan.(10) *

         10.3           Placer Capital Co. 1999 Stock Option Plan.(11) *

         10.4           Financial Advisory Agreement by and between Belvedere
                        Capital Partners LLC and California Community Bancshares,
                        Inc.(12)

         10.5           Expense Reimbursement and Buy-Sell Agreement by and between
                        Placer Capital Co., Placer Capital Funding LLC, Ronald W.
                        Bachli and Richard Decker, Jr.

         10.6           Revised Assumption Agreement by and between California
                        Community Bancshares, Inc. and Placer Capital Co.(13) *

         10.7           Employment Agreement dated February 29, 2000 by and between
                        Mr. Daryl B. Foreman and Sacramento Commercial Bank.(14) *

         10.8           Amended and Restated Credit Agreement by and between Placer
                        Capital Co., California Community Bancshares, Inc. and U.S.
                        Bank National Association

         10.9 Employment Agreement effective September 1, 2000 by and between Mr. Harvey Ferguson and California Community
                        Bancshares, Inc.(15) *

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10.10           Employment Agreement effective November 1, 2000 by and
                        between Mr. David E. Hooston and California Community
                        Bancshares, Inc.(16) *

        10.11           California Community Bancshares, Inc. Employee Stock
                        Ownership Plan, adopted as of November 1999. *

        10.12           California Community Bancshares, Inc. Employee Stock
                        Ownership Plan Trust Agreement*

        10.13           California Community Bancshares, Inc. 401(k) Plan, effective
                        January 1, 2001.*

        10.14           California Community Bancshares, Inc. Executive Incentive
                        Compensation Plan, adopted as of September 26, 2000. *

        10.15 Employment Agreement effective October 1, 2000 by and between Mr. Robert C. Campbell, Jr. and Bank of Orange
                        County. *

        10.16           Employment Agreement effective March 1, 2001 by and between
                        Ms. Anat Bird and California Community Bancshares, Inc. *

        10.17 Employment Agreement effective February 1, 2001 by and between Mr. Robert C. Haydon and Placer Sierra Bank. *

           11           Statement re: computation of per share earnings is included in Note 1 to the consolidated financial statements of
                        Registrant included under Item 8 to this Annual Report on
                        Form 10-K.

           12           N/A

           13           N/A

           18           N/A

           21           Subsidiaries of California Community Bancshares, Inc.

           22           N/A

         23.1           Consent of KPMG LLP

         23.2           Consent of Deloitte & Touche LLP

           24           Power of Attorney

------------------------

*   Management contracts and compensatory plans

(1) Attached as Exhibit 2.1 to the proxy statement/prospectus contained in Part I of Registration Statement No. 333-87481 on Form S-4 filed by the Registrant (the "S-4 Registration Statement") and incorporated herein by reference.

(2) Attached as Exhibit 2.2 to the S-4 Registration Statement and incorporated herein by reference.

(3) Attached as Exhibit 2.3 to the S-4 Registration Statement and incorporated herein by reference.

(4) Filed as Exhibit 2.4 to the S-4 Registration Statement and incorporated herein by reference.

(5) Filed as Exhibit 2.5 to the S-4 Registration Statement and incorporated herein by reference.

(6) Filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(7) Filed as Exhibit 3.1 to the S-4 Registration Statement and incorporated herein by reference.

(8) Filed as Exhibit 3.2 to the S-4 Registration Statement and incorporated herein by reference.

(9) Filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference.

(10) Filed as Exhibit 10.2 to the 1999 Form 10-K and incorporated herein by reference.

(11) Filed as Exhibit 10.3 to the 1999 Form 10-K and incorporated herein by reference.

(12) Filed as Exhibit 10.2 to the S-4 Registration Statement and incorporated herein by reference.

(13) Filed as Exhibit 10.6 to the 1999 Form 10-K and incorporated herein by reference.

(14) Filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(15) Filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the "September 2000 Form 10-Q") and incorporated herein by reference.

(16) Filed as Exhibit 2.2 to the September 2000 Form 10-Q and incorporated herein by reference.

REPORTS ON FORM 8-K

    The Company filed a current report on Form 8-K on October 20, 2000 reporting under Item 5 the issuance of a press release reporting the Company's earnings for the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2001                                   CALIFORNIA COMMUNITY BANCSHARES, INC.

                                                       By:                /s/ ANAT BIRD
                                                            -----------------------------------------
                                                                            Anat Bird
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President and Chief
                    /s/ ANAT BIRD                        Executive Officer and
     -------------------------------------------         Director (principal          March 23, 2001
                      Anat Bird                          executive officer)

                /s/ RONALD W. BACHLI
     -------------------------------------------       Director                       March 23, 2001
                  Ronald W. Bachli

               RICHARD W. DECKER, JR.*
     -------------------------------------------       Chairman and Director          March 23, 2001
               Richard W. Decker, Jr.

                  J. THOMAS BYROM*
     -------------------------------------------       Secretary and Director         March 23, 2001
                   J. Thomas Byrom

                 ROBERT J. KUSHNER*
     -------------------------------------------       Director                       March 23, 2001
                  Robert J. Kushner

               CLIFFORD R. RONNENBERG*
     -------------------------------------------       Director                       March 23, 2001
               Clifford R. Ronnenberg

                 JOSEPH P. HEITZLER*
     -------------------------------------------       Director                       March 23, 2001
                 Joseph P. Heitzler

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 LARRY D. MITCHELL*
     -------------------------------------------       Director                       March 23, 2001
                  Larry D. Mitchell

               DWAYNE E. SHACKELFORD*
     -------------------------------------------       Director                       March 23, 2001
                Dwayne E. Shackelford

                JAYNIE M. STUDENMUND*
     -------------------------------------------       Director                       March 23, 2001
                Jaynie M. Studenmund

                                                       Executive Vice President
                                                         and Chief Financial
                /s/ DAVID E. HOOSTON                     Officer (principal
     -------------------------------------------         accounting officer and       March 23, 2001
                  David E. Hooston                       principal financial
                                                         officer)

*By                  /s/ RONALD W. BACHLI
            ---------------------------------------
                       Ronald W. Bachli
                      AS ATTORNEY-IN-FACT

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

As of the date of filing of this Annual Report on Form 10-K, the registrant has not sent to its stockholders an Annual Report to Stockholders for the 2000 fiscal year or proxy materials with respect to registrant's 2001 Annual Meeting of Stockholders. Subsequent to the filing of this Annual Report on Form 10-K, registrant intends to send an Annual Report to Stockholders for the 2000 fiscal year and proxy materials with respect to registrant's 2001 Annual Meeting of Stockholders to its stockholders and undertakes to furnish copies of such material to the Commission when it is sent to registrant's stockholders.