Form 10-Q
period 2001-03-31
CALIFORNIA COMMUNITY BANCSHARES INC
filed 2001-05-15
CIK 1094893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-87481

CALIFORNIA COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3339505 (I.R.S. Employer Identification Number)
1101 E. ORANGEWOOD AVENUE, SUITE 100 ANAHEIM, CALIFORNIA 92805 (Address of principal executive offices)

Registrant's telephone number: (714) 221-5353

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2001: 26,312,576 shares of common stock, $0.01 par value.

FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Quarterly Report on Form 10-Q (the "Quarterly Report") including, but not limited to, those described in Note 4 -Unaudited Summary Pro Forma Data and Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressure in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

    When the Company uses in this Quarterly Report the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CALIFORNIA COMMUNITY BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2001	December 31, 2000
ASSETS
Cash and due from banks	$66,781	$55,778
Federal funds sold and securities purchased under agreements to resell	83,157	60,230

Total cash and cash equivalents	149,938	116,008
Interest-bearing deposits with other banks	1,784	1,784
Investment securities available-for-sale, at fair value	153,307	111,706
Investment securities held-to-maturity, at amortized cost	—	60,068
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,928	7,870
Loans and leases receivable, net of allowance for loan and lease losses of $10,230 at March 31, 2001 and $10,089 at December 31, 2000	749,700	747,953
Other real estate owned, net	1,214	1,264
Premises and equipment, net	22,534	23,014
Accrued interest receivable	6,258	7,258
Cash surrender value of life insurance	2,385	2,433
Goodwill and other intangible assets	82,410	83,925
Other assets	8,208	7,979

TOTAL ASSETS	$1,185,666	$1,171,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$242,732	$248,824
Interest-bearing deposits	770,081	754,714

Total deposits	1,012,813	1,003,538
Deferred income tax liabilities, net	6,954	6,997
Trust preferred securities	18,500	18,500
Accrued interest payable and other liabilities	11,636	8,587

Total liabilities	1,049,903	1,037,622
Minority interest in subsidiaries
Placer Capital Co. Preferred Stock issued to Placer Capital Funding LLC—$0.01 par value; 25,000,000 authorized; one share issued and outstanding at March 31, 2001 and December 31, 2000	3,500	3,500

Commitments and contingencies
Stockholders' equity:
Common stock—$0.01 par value; 75,000,000 shares authorized; 26,312,576 shares issued and outstanding at March 31, 2001 and December 31, 2000	132,847	132,847
Accumulated other comprehensive loss	2,176	496
Accumulated deficit	(2,760)	(3,203)

Total stockholders' equity	132,263	130,140

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,185,666	$1,171,262

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (a)
(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans and leases	$17,125	$13,495
Interest on deposits with other banks	29	78
Interest on Federal funds sold and securities purchased under agreements to resell	881	425
Interest on investment securities	2,526	2,232
Dividends on Federal Reserve Bank and Federal Home Loan Bank stocks	123	60

Total interest and dividend income	20,684	16,290

INTEREST EXPENSE:
Savings, money market and demand deposits	2,490	1,769
Time certificates of deposit under $100	3,304	2,561
Time certificates of deposit of $100 and over	2,224	1,695
Other borrowings	424	490

Total interest expense	8,442	6,515

NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	12,242	9,775
PROVISION FOR LOAN AND LEASE LOSSES	290	160

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,952	9,615

NONINTEREST INCOME:
Service charges and fees on deposits	733	659
Loan servicing fees	151	101
Referral and other loan related fees	443	258
Commissions on investment products	231	187
Gain on sale of loans, net	89	144
Gain (loss) on sale of securities	61	(7)
Other income	461	201

Total noninterest income	2,169	1,543

NONINTEREST EXPENSE:
Salaries and employee benefits	5,475	5,162
Occupancy, premises and equipment	1,811	1,511
Data and item processing	740	532
Professional fees	529	692
Communications	429	460
Business development	253	286
Customer services expense	426	250
Amortization of intangible assets	1,515	1,289
Reorganization and merger-related costs	500	66
Other operating expenses	1,150	1,141

Total noninterest expense	12,828	11,389

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	1,293	(231)
PROVISION FOR INCOME TAXES	776	234

INCOME (LOSS) BEFORE MINORITY INTERESTS	517	(465)
COST OF MINORITY INTEREST	74	93

NET INCOME (LOSS)	$443	$(558)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Note 5)	$0.02	$(0.02)

a)
Sacramento Commercial Bank was acquired on February 29, 2000, using the purchase method of accounting. Accordingly, the operating results of Sacramento Commercial Bank are only included since the date of acquisition. Due to the timing of this acquisition, any comparison of data for the period ended March 31, 2000 to data for the current period may not be meaningful.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2001	2000
NET INCOME (LOSS)	$443	$(558)
Other comprehensive income (loss), net of related taxes:
Unrealized holding gains (losses) arising during the period	1,728	(113)
Less reclassification of realized gains (losses) included in income	48	(6)

Total	1,680	(107)

COMPREHENSIVE INCOME (LOSS)	$2,123	$(665)

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$443	$(558)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Provision for loan and lease losses	290	160
Amortization of intangible assets	1,515	1,289
Depreciation and amortization	1,788	655
Accretion of discount on investment securities, net	(126)	(139)
Amortization of loan fees/unearned discount/deferred gains	(339)	15
Proceeds from sale of loans	4,329	4,292
Gain on sale of loans	(89)	(144)
(Gain) loss on sale of investment securities	(61)	7
Gain on sale of other real estate owned	—	(6)
Loss on disposition of premises and equipment	—	1
Dividends received on Federal Home Loan Bank and Federal Reserve Bank stock	(93)	(41)
Decrease (increase) in accrued interest receivable and other assets	810	(1,916)
Deferred income tax liabilities, net	(60)	(115)
Increase (decrease) in accrued interest payable and other liabilities	1,978	(5,826)

Net cash provided by (used in) operating activities	9,385	(2,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	—	2,499
Purchases of investment securities available-for-sale	—	(14,103)
Proceeds from calls and maturities of investment securities available-for-sale	18,583	49
Proceeds from calls and maturities of investment securities held-to-maturity	500	—
Proceeds from sales of investment securities available-for-sale	—	494
Principal collected on investment securities available-for-sale	1,647	218
Principal collected on investment securities held-to-maturity	695	2,270
Purchase of subsidiaries, net of cash acquired	—	(13,280)
Additional cash paid for acquisitions	—	(361)
Net disbursement of loans	(5,888)	(22,127)
Purchases of premises and equipment	(362)	(1,605)
Proceeds from sale of other real estate owned	—	482
Proceeds from cash surrender value of life insurance policies	60	—
Purchase of Federal Reserve Bank stock, net	35	30

Net cash provided by (used in) investing activities	15,270	(45,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,275	69,926
Proceeds from issuance of common stock and the exercise of options	—	33,400

Net cash provided by financing activities	9,275	103,326

INCREASE IN CASH AND CASH EQUIVALENTS	33,930	55,566
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,008	55,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149,938	$110,926

	Three Months Ended March 31,
	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,608	$6,349
Income taxes paid	200	605
Reclassification of securities from held-to-maturity to available-for-sale portfolio	58,893	—
SUPPLEMENTAL DISCLOSURE FOR ACQUISITION OF SUBSIDIARIES:
ASSETS ACQUIRED:
Cash	$—	$16,339
Federal funds sold	—	8,500
Investment securities	—	25,317
Investment in Federal Reserve Bank stock	—	177
Loans and leases	—	141,181
Other real estate owned	—	38
Premises and equipment	—	2,024
Accrued interest receivable	—	983
Cash surrender value of life insurance	—	4,519
Other assets	—	1,962
Favorable lease rights	—	346
Goodwill	—	20,825
Core deposit intangible	—	5,713

	—	227,924

LIABILITIES ASSUMED:
Deposits	—	182,265
Accrued interest and other liabilities	—	7,540

	—	189,805

CASH PAID FOR COMMON STOCK	$—	$38,119

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 1—DESCRIPTION OF BUSINESS

    California Community Bancshares, Inc. (the "Company"), incorporated on September 3, 1999 as a Delaware corporation, operates two banking subsidiaries, Placer Sierra Bank ("PSB") and Bank of Orange County ("BOC")(collectively, the "Banks"). The Company is the successor-in-interest to California Financial Bancorp ("CFB") which initiated business in September 1997 as a California corporation. The Banks are incorporated under the laws of the State of California and licensed by the California Department of Financial Institutions ("DFI") and are members of the Federal Reserve System.

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

NOTE 2—BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2000 to conform to the 2001 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan and lease losses, the carrying value of real estate owned, and the carrying value of the gross deferred tax asset.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3—ACQUISITIONS AND MERGERS

    Since the end of 1999, the Company's acquisition and merger activity included the acquisition of Sacramento Commercial Bank ("SCB"), a single branch California state-chartered commercial bank on

February 29, 2000 (the "SCB Acquisition"). The SCB Acquisition was accounted for under the purchase method of accounting. Consequently, the results of operations of SCB are only included in the Company's results after the acquisition date. SCB was subsequently merged with and into PSB (the "PSB/SCB Merger") effective March 23, 2001 after obtaining appropriate regulatory approval.

    In addition, the Company merged its former subsidiary CalWest Bank with and into BOC effective July 14, 2000 (the "BOC/CalWest Merger") after obtaining necessary regulatory approval.

NOTE 4—UNAUDITED SUMMARY PRO FORMA DATA

    The following table shows unaudited summary pro forma statements of operations information for the three months ended March 31, 2000 as if the SCB Acquisition was consummated as of January 1, 2000. The results for the Company for the three months ended March 31, 2000, include the operating results of SCB since the date of acquisition. The pro forma results for the three months ended March 31, 2000 include the January and February results for SCB, excluding nonrecurring acquisition-related costs capitalized as part of goodwill, and the additional amortization of purchase accounting adjustments.

    The pro forma statements of operations adjustments included below are based on management's estimates of costs and the fair value adjustments associated with these transactions. The Company's cost and fair value estimates may differ in the future, based on additional facts and information, such that actual cost could differ and hence are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs. The unaudited summary pro forma statements of operations information is not necessarily indicative of the results that would have occurred had the described acquisition been consummated on the date indicated or that may be achieved in the future.

UNAUDITED SUMMARY PRO FORMA STATEMENTS OF OPERATIONS INFORMATION
(In thousands, except per share data)

Three Months Ended March 31, 2000
Interest income	$18,974
Interest expense	7,387

Net interest income	11,587
Provision for loan and lease losses	220

Net interest income after provision for loan and lease losses	11,367
Noninterest income	1,580
Noninterest expense, excluding reorganization and merger-related costs amortization of intangibles	11,488
Reorganization and merger-related expenses	66
Amortization of intangibles	1,598

Loss before income taxes and minority interest	(205)
Income tax expense	330
Cost of minority interest	93

Net loss	$(628)

Per share information:
Weighted average shares outstanding:
Basic	26,312.6
Diluted	26,312.6
Net loss per share:
Basic	$(0.02)
Diluted	$(0.02)

NOTE 5—NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When an entity has a loss the inclusion of potential common shares in the denominator of a diluted per share computation will always result in an anti-dilutive per share amount. Thus, the diluted loss per share amount is the same as the basic loss per share amount. The following is a summary of the calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2001 and 2000:

	For the Three Months Ended March 31,
	2001	2000
	(In thousands, except per share data)
Net income (loss)	$443	$(558)

Weighted average shares outstanding	26,312,576	22,983,660

Basic net income (loss) per share	$0.02	$(0.02)

Weighted average shares outstanding	26,312,576	22,983,660
Effect of dilutive stock options and debentures	538,900	357,301

Diluted shares outstanding	26,851,476	23,340,961

Diluted net income (loss) per share	$0.02	$(0.02)

NOTE 6—RECLASSIFICATION OF SECURITIES

    During the current quarter the Company transferred $58.9 million of securities from its held-to-maturity portfolio to its available-for-sale portfolio and recorded a related unrealized gain of $967 thousand. This transfer of securities was completed to forbear any liquidity concerns that may arise during the Company's projected shift in its earning asset mix towards a mix that anticipates a higher percentage of loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a California state-wide multi-bank holding company operating two banking subsidiaries, Placer Sierra Bank ("PSB") and Bank of Orange County ("BOC"). At March 31, 2001, the Company had total assets of $1.2 billion, net loans of $749.7 million and total deposits of $1.0 billion. BOC and PSB are referred to collectively as the "Banks".

    The Company serves Placer, Sacramento, Nevada, El Dorado, Plumas and Sierra Counties, California through PSB with 27 branches, and Sacramento Commercial Bank ("SCB"), a division of PSB, with one branch, and serves Orange County and Los Angeles County through BOC, with six branches.

    The Company, through the Banks, provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and individuals. The Company is committed to running the Banks as relationship-based, community banks serving the needs of the local market areas surrounding their branches. The strategy for serving the Company's target markets is the delivery of value-added products and services that satisfy the primary needs of the Company's customers, emphasizing superior service and relationships rather than transaction volume.

    Since its inception on September 11, 1997, the Company has participated in six acquisitions. These acquisitions included Security First Bank ("SFB"), CalWest Bank ("CalWest"), formerly Downey National Bank, National Business Bank ("NBB"), BOC, PSB and SCB. By the end of 1999 the Company had merged four of its southern California banks into two; with SFB merged with and into BOC and NBB with and into CalWest. In June of 2000, the Company merged CalWest with and into BOC in order to benefit from additional cost savings and efficiency improvements from a single banking subsidiary located in southern California.

    After the SCB Acquisition in the first quarter of 2000 the Company accelerated the transition of PSB from a savings and loan into a commercial bank and began combining certain administrative functions of PSB and SCB in order to develop further operational and cost efficiencies. By year-end, these decisions had resulted in: 1) the elimination of 56 full-time positions; 2) the establishment of a consolidated SBA loan underwriting and servicing office; 3) the establishment of a consolidated northern California note department; 4) the establishment of a centralized northern California commercial and real estate loan underwriting function and 5) beginning the process of standardizing the data processing platforms of its northern California operations with its southern California profile (the "PSB/SCB Reorganization").

    On March 21, 2001, the Company received permission from the appropriate regulatory authorities to merge SCB with and into PSB (the "PSB/SCB Merger"). This merger was consummated on March 23, 2001 and management will continue to market and operate SCB as a division of PSB. Management expects that the PSB/SCB Merger will cause the Company to realize further the benefits initiated by the PSB/SCB Reorganization.

    The Company's focus on acquisitions and subsequent consolidations of the acquired institutions has resulted in the Company incurring acquisition and restructuring costs that are non-operating in nature. As the predominance of the acquisition activity has been accounted for under the purchase method of accounting, noninterest expense includes the amortization of intangible assets that the Company regards as non-operating in nature. In connection with the consolidations of the six institutions with and into two entities, the Company incurred non-operating restructuring charges, including but not limited to, professional fees, costs associated with closure of facilities, elimination of personnel and early termination of service agreements. Other non-operating expenses also include expenses related to analysis, negotiation and performance of due diligence activities on potential targets that the Company ultimately did not acquire. All of these costs were one-time in nature and are not expected to be part of the Company's ongoing operating results.

    Contained within this document are various references to "net operating income." All references to net operating income are to net income before the amortization of intangibles (goodwill, core deposit intangibles and favorable lease rights) arising from acquisitions accounted for under the purchase method of accounting and costs arising from or associated with reorganization and merger-related activities, net of their tax consequences. Net operating income is not defined by accounting principles generally accepted in the United States of America; however, management believes this presentation to be beneficial to gaining an understanding of the Company's financial performance.

    The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation and other factors.

RESULTS OF OPERATIONS

    The following tables summarize net income (loss), net income (loss) per share, and key financial ratios for the periods indicated using two different measurements:

Net Income (Loss)

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands, except per share data)
Net income (loss)	$443	$(558)
Net income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Annualized return on average assets	0.15%	(0.24)%
Annualized return on average stockholders' equity	1.37%	(2.11)%

Net Operating Income
(Income before intangible amortization, reorganization and
merger-related costs, net of their tax effect)

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands, except per share data)
Net operating income	$1,954	$489
Net operating income per share:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02
Annualized return on average tangible assets	0.72%	0.22%
Annualized return on average tangible stockholders' equity	14.34%	4.82%

    First quarter analysis.  Consolidated net operating income for the quarter ended March 31, 2001 and 2000 was $2.0 million and $489 thousand, respectively, or $0.07 and $0.02 per diluted share, respectively. The annualized net operating return on average tangible assets improved to 0.72% from 0.22% while the annualized net operating return on average tangible stockholders' equity increased to 14.34% from 4.82% for the same time periods.

    The growth in net operating income and improvement in net operating income per share and other key performance indicators presented is principally the result of the Company's growth in average interest-earning assets and improved operating efficiencies. The growth in average interest-earning assets for the first quarter of 2001 when compared to the same period of 2000 is the result of significant growth in interest-earning assets of the Company's southern California operations and the inclusion of SCB for a full quarter. First quarter results for 2001 reflect operating efficiencies achieved through the merger of the southern California banking subsidiaries in July of 2000 and the consolidation of certain back office and administrative functions associated with the PSB/SCB Reorganization that began in the third quarter of 2000. Management expects to achieve additional economies of scale as a result of the PSB/SCB Merger which should continue to improve net income.

    Consolidated net income for the quarter ended March 31, 2001, was $443 thousand or $0.02 per diluted share. This compares with a consolidated net loss of $558 thousand or $0.02 per diluted share for the quarter ended March 31, 2000. The Company's annualized return on average assets and annualized return on average stockholders' equity improved in 2001 from 2000.

    Net operating income.  The following table presents net operating income and operating noninterest expense used in key financial data and ratios for the three months ended March 31, 2001 and 2000. The Company deducts reorganization and merger-related costs related primarily to the PSB/SCB Merger, the PSB/SCB Reorganization and the BOC/CalWest Merger (which represent severance costs, system conversion costs, termination penalties to exit data processing contracts and professional fees to accomplish the merger-related activities) in calculating net operating income. The Company expects further reorganization and merger-related costs as the Company identifies and pursues further operating efficiency opportunities.

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands, except per share data)
Net operating income:
Net income (loss)	$443	$(558)
Adjustments to net income (loss):
After-tax core deposit intangible amortization	426	402
Goodwill amortization	791	606

Net operating income before after-tax reorganization and merger-related costs	1,660	450
After-tax reorganization and merger-related costs	294	39

Net operating income	$1,954	$489

Operating noninterest expense:
Noninterest expense	$12,828	$11,389
Adjustments to noninterest expense:
Core deposit intangible amortization	724	683
Goodwill amortization	791	606
Reorganization and merger-related costs	500	66

Operating noninterest expense	$10,813	$10,034

Efficiency ratio	89.1%	100.6%
Efficiency ratio based on operating noninterest expense	75.1%	88.7%

    First quarter analysis.  The efficiency ratio (noninterest expense divided by revenues) is a measure of the Company's efficiency in generating revenue. A lower or declining ratio indicates improving efficiency.

    The Company's efficiency ratio for the first quarter of 2001 improved to 89.1% from 100.6% in the 2000 quarter. When reorganization and merger-related expenses are excluded, along with the amortization expense of goodwill and core deposit intangibles, the efficiency ratio (operating noninterest expense divided by revenues) improved to 75.1% in the first quarter of 2001 from 88.7% in the first quarter of 2000. This improvement is attributed primarily to the operating efficiencies generated by merging the southern California banks into a single entity and the PSB/SCB Reorganization. The Company was able to increase average assets 24% from the first quarter of 2000 to the first quarter of 2001, while operating noninterest expenses, as defined above, increased only 8%. The Company expects further improvement in its efficiency ratio as the benefits are realized from the PSB/SCB Merger consummated during the first quarter of 2001.

    Net interest income.  Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information regarding average interest-

earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended March 31, 2001 and March 31, 2000. Average loans and leases include nonaccrual loans and leases.

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases	$757,546	$17,125	9.17%	$617,418	$13,495	8.79%
Investment securities:
Taxable	150,599	2,382	6.41%	131,426	2,087	6.39%
Nontaxable	12,328	144	4.74%	12,071	145	4.83%
Federal funds sold and securities purchased under agreement to resale	68,060	881	5.25%	30,547	425	5.60%
Other earning assets	9,692	152	6.36%	10,844	138	5.12%

Total interest-earning assets	998,225	20,684	8.40%	802,306	16,290	8.17%
Noninterest-earning assets:
Cash and due from banks	60,175			37,793
Other assets	112,705			103,871

Total assets	$1,171,105			$943,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$115,819	599	2.10%	$82,455	312	1.52%
Money market	160,889	1,367	3.45%	72,956	576	3.18%
Savings	101,747	524	2.09%	135,953	881	2.61%
Time	383,101	5,528	5.85%	332,205	4,256	5.15%

Total interest-bearing deposits	761,556	8,018	4.27%	623,569	6,025	3.89%
Short term borrowing	2,862	33	4.68%	—	—	—
Long term debt	18,500	391	8.57%	18,500	490	10.65%

Total interest-bearing liabilities	782,918	8,442	4.37%	642,069	6,515	4.08%

Noninterest-bearing liabilities:
Demand deposits	237,905			178,007
Other liabilities	18,731			17,451

Total liabilities	1,039,554			837,527
Stockholders' equity	131,551			106,443

Total liabilities and stockholders' equity	$1,171,105			$943,970

Net interest income		$12,242			$9,775

Net interest spread			4.03%			4.09%

Net interest margin			4.97%			4.90%

    First quarter analysis.  The net interest margin increased to 4.97% from 4.90% for the first quarter of 2001 when compared to the first quarter of 2000, while the net interest spread decreased to 4.03% from 4.09% over the same time periods.

    The yield on interest-earning assets increased 23 basis points to 8.40% in the first quarter of 2001 from 8.17% in the first quarter of 2000, due primarily to the increase in the overall yield on loans and leases to 9.17% for the first quarter of 2001 from 8.79% for the first quarter of 2000. This increase is attributable to a full quarter's impact in 2001 of higher yielding commercial loans and commercial real estate loans associated with the SCB Acquisition, whereas the yield for 2000 only included SCB for 31 days. Additionally, average loans and leases, excluding the SCB Acquisition impact, increased by $42.3 million for the first quarter of 2001 when compared to the first quarter of 2000.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, increased 29 basis points from 4.08% during the first quarter of 2000 to 4.37% during the first quarter of 2001. The overall increase in the cost of funds can be attributed to an increase in the cost of time certificates of deposit by 70 basis points. Since rates for time certificates of deposit are generally set when the certificate is issued, the increased cost for the first quarter of 2001 when compared to the first quarter of 2000, is the result of the higher rate environment that existed in 2000 when compared to the rate environment that existed in 1999. The percentage of time certificates of deposit to interest-bearing deposits remained relatively unchanged when comparing the first quarter of 2001 to the first quarter of 2000.

    Provision for loan and lease losses.  The Company maintains an allowance for loan and lease losses ("ALLL") at a level determined appropriate for each Bank. A provision for loan and lease losses is a charge to operations, which represents the current period cost associated with maintaining an adequate ALLL. The provision is dependent on many factors and the provision for loan and lease losses may fluctuate due to management's assessment of the adequacy of the ALLL based on current information available; however, actual loan and lease losses may vary from estimates.

    The provision for loan and lease losses totaled $290 thousand for the quarter ended March 31, 2001 compared to $160 thousand for the same quarter of 2000. The increase in the provision is primarily a function of loan growth. See-Balance Sheet Analysis—Credit quality.

    Noninterest income.  The Company derives noninterest income primarily from service fees and charges on deposit products, loan servicing fees related to the sold portion of SBA and mortgage loans, commissions earned through loan referral programs and selling investment products as well as gains on sale of loans and other miscellaneous income.

    The following tables sets forth the details of noninterest income for the three months ended March 31, 2001 and March 31, 2000. As SCB was acquired on February 29, 2000, the Company's results for 2000 include noninterest income from SCB since the acquisition date. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines pre-acquisition historical results for the Company for the 2000 period with the historical results of SCB for the two months ended February 29, 2000.

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Two Months Ended February 29, 2000
				Pro Forma Company
	Company	Company	SCB		Change
	(In thousands)
Service charges and fees on deposits	$733	$659	$22	$681	$52
Loan servicing fees	151	101	103	204	(53)
Loan referral fees	443	258	6	264	179
Commissions on investment products	231	187	—	187	44
Gain on sale of loans, net	89	144	—	144	(55)
Gain (loss) on sale of securities, net	61	(7)	(97)	(104)	165
Other income	461	201	(3)	204	257

Total noninterest income	$2,169	$1,543	$37	$1,580	$589

    First quarter analysis.  On a pro forma basis with SCB, total operating noninterest income increased $589 thousand to $2.2 million for the quarter ended March 31, 2001 from $1.6 million for the quarter ended March 31, 2000. This increase is attributed mainly to a $179 thousand increase in loan referral fees, a $165 thousand increase in gain on sale of securities, and a $257 thousand increase in other income. The increase in loan referral fees is the result of the Company's strategy to increase this source of revenue. The increase in gain on sale of securities, on a pro forma basis, is the result of loss on sale of securities of $104 thousand included in the 2000 totals versus the gain of $61 thousand in 2001 due mainly to gains realized from the redemption of securities that were called by the issuer. The increase in other income is due mainly to receipt of a litigation settlement of approximately $190 thousand.

    Noninterest expense.  The following table sets forth the details of noninterest expense for the three months ended March 31, 2001 and March 31, 2000. As SCB was acquired on February 29, 2000, the Company's results for 2000 only include noninterest expense from SCB since the acquisition date. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines the historical results of the Company for the 2000 period with SCB's actual results for the two months ended February 29, 2000.

	Three Months Ended March 31, 2001	Three Months ended March 31, 2000	Two Months Ended February 29, 2000
				Pro Forma Company
	Company	Company	SCB		Change
	(In thousands)
Salaries and employee benefits	$5,475	$5,162	$892	$6,054	$(579)
Occupancy, premises and equipment	1,811	1,511	181	1,692	119
Data and item processing	740	532	26	558	182
Professional fees	529	692	49	741	(212)
Communications	429	460	29	489	(60)
Business development	253	286	66	352	(99)
Customer services	426	250	18	268	158
Other	1,150	1,141	194	1,335	(185)

Total operating noninterest expense (before intangibles amortization and reorganization and merger-related costs)	10,813	10,034	1,455	11,489	(676)
Amortization of intangibles	1,515	1,289	—	1,289	226
Reorganization and merger-related costs	500	66	790	856	(356)

Total noninterest expense	$12,828	$11,389	$2,245	$13,634	$(806)

    First quarter analysis.  On a pro forma basis with SCB, total operating noninterest expense, before intangibles amortization and reorganization and merger-related costs, decreased $676 thousand to $10.8 million for the quarter ended March 31, 2001 from $11.5 million for the quarter ended March 31, 2000. This decrease was due principally to decreases in salary expense, professional fees, business development and other noninterest expenses. The decrease, on a pro forma basis, in salary expense is attributed to the savings realized from the BOC/CalWest Merger and the PSB/SCB Reorganization and the decision to outsource the majority of the Banks' data and item processing to an external provider. There is an increase in data and item processing expense, however, that relates to the salary savings due to the Company's decision to outsource the data and item processing functions for SCB and PSB. The decrease in professional fees is attributed mainly to the Company's decision to increase staffing at certain levels enabling the Company to rely less on outside professionals. Also included in professional fees for the first quarter of 2000 were fees associated with the Company's 1999 annual reporting requirements. Increases in customer services, and occupancy and equipment expenses also offset the described decreases. The increase in customer services expenses is due to the growth in the number of customers and average balances of deposit customers for whom the Banks utilize third party vendors to provide banking-related services, such as home owner associations, title and escrow companies and bankruptcy trustees.

    Income taxes.  The Company's normal effective income tax rate would be approximately 41.15%, representing a blend of the statutory Federal income tax rate of 34.0% and the effective California franchise tax rate of 7.15% against the Company's recorded net income (loss). The Company's actual effective income tax rates were a charge of 60% for the three months ended March 31, 2001 and a charge of over 100% for the three months ended March 31, 2000. The actual effective tax rates are higher than the normal effective tax rate largely as a result of nondeductible goodwill amortization expense.

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

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

	Quarter Ended March 31, 2001	Year Ended Dec 31, 2000	Quarter Ended March 31, 2000
	(Dollars in thousands)
Average loans and leases outstanding	$757,546	$714,675	$617,418
Gross loans and leases, excluding net deferred fees	761,163	759,614	719,857
Nonaccrual loans	$2,435	$2,859	$3,465
Accruing loans past due 90 days or more	—	—	—
Restructured loans	—	—	—

Total nonperforming loans and leases (NPLs)	2,435	2,859	3,465
Other real estate owned (OREO)	1,214	1,264	38

Total nonperforming assets (NPAs)	$3,649	$4,123	$3,503

Allowance for loan and lease losses:
Balance at beginning of period	$10,089	$6,750	$6,750
Balance acquired during period	—	2,547	2,547

Loans and leases charged off during period	195	466	41
Recoveries during period	46	193	45

Net charge-offs (recoveries) during period	149	273	(4)
Provision for loan and lease losses	290	1,065	160

Balance at end of period	$10,230	$10,089	$9,461

Selected ratios:
Annualized net charge-offs (recoveries) to average loans and leases	0.08%	0.04%	0.00%
Annualized provision for loan and lease losses to average loans and leases	0.16%	0.15%	0.10%
Allowance at end of period to gross loans and leases outstanding at end of period	1.34%	1.33%	1.31%
Allowance as percentage of nonperforming loans and leases	420.12%	352.89%	273.04%
NPLs to gross loans and leases	0.32%	0.38%	0.48%
NPAs to gross loans and leases and OREO	0.48%	0.54%	0.49%
NPAs to total assets	0.31%	0.35%	0.31%

    Gross loans and leases were $761.2 million at March 31, 2001, an increase of $1.5 million since December 31, 2000 and an increase of $41.3 million from March 31, 2000. Nonaccrual loans and leases were $2.4 million at March 31, 2001, representing a $424 thousand decrease since year-end and a decrease of $1.0 million from March 31, 2000. The loans on nonaccrual status are, in the opinion of management, adequately secured. The ratio of nonaccrual loans to total gross loans decreased to 0.32% at March 31, 2001 from 0.38% at December 31, 2000. The ratio of nonperforming assets to total assets also decreased to 0.31% at March 31, 2001 from 0.35% as of December 31, 2000. The Company does not have any loans and leases past due 90 days and still accruing.

    Credit concentrations.  In management's opinion, the Company has a concentration of real estate-related loans with 74% at March 31, 2001 which is consistent with year-end 2000. However, this concentration is spread across several sectors of the real estate market including single family mortgages, commercial real estate projects (including SBA guaranteed loans) and construction loans in various geographic regions in California. Nonetheless, management is focusing on reducing the Company's exposure to real estate-related products and has undertaken significant steps to accomplish this goal, including the reorganization of SCB and PSB's real estate lending functions and dedicating additional resources to expanding the SBA and commercial lending departments throughout the Company. The Banks have increased their emphasis on commercial lending with staff additions since the end of 1999. Further, management will continue to monitor the risk within the real estate-related portfolio by continuing to track key factors including, but not limited to, the percentage of real estate-related loans with government guarantees (i.e. SBA loans), weighted average loan-to-value ratios, as well as geographic and industry concentrations. The following table summarizes the Company's loan portfolio by loan category at the dates presented:

	March 31, 2001		December 31, 2000
	(Dollars in thousands)
Residential real estate loans	$197,256	26%	$202,754	27%
Commercial real estate loans	274,173	36%	269,321	35%
Construction loans	63,431	8%	68,021	9%
Equity lines	30,384	4%	29,394	4%
Commercial loans	105,464	14%	103,915	14%
SBA, portion held for sale, at cost which approximates market	33,281	4%	31,480	4%
SBA, unguaranteed portion held for investment	34,595	5%	33,379	4%
Consumer loans	19,885	3%	20,044	3%
Leases and other loans	2,694	—	1,301	—

Gross loans	$761,163	100%	$759,614	100%

    Allowance for loan and lease losses.  The Company has established a monitoring system for its loans and leases in order to identify impaired loans, and potential problem loans and leases and to permit periodic evaluation of impairment and the adequacy of the ALLL in a timely manner. The monitoring system and ALLL methodology have been developed based upon the Company's experience and loan classifications have been incorporated into the determination of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans and leases as well as loss factors for the balance of the portfolio that are based on an analysis relative to the Company's unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, and internal loan review.

    The ALLL increased by $141 thousand during the three months ended March 31, 2001 due primarily to the $290 thousand provision made during the same period. Net charge-offs for the three months ended March 31, 2001 totaled $149 thousand. The Company's annualized ratio of net charge-offs to average loans and leases was 0.08% for the three months ended March 31, 2001 and the ALLL as a percentage of loans was 1.34% at March 31, 2001. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the ALLL. Management believes that the ALLL of $10.2 million at March 31, 2001, is adequate based on the Company's evaluation of the loan portfolio, improved economic conditions and continued adherence to established credit policies. However, no assurance can be given that the current balance of the ALLL will be adequate in the future.

    Capital resources.  Stockholders' equity at March 31, 2001 increased to $132.3 million from $130.1 million at December 31, 2000.

    A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common stockholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill and other qualifying intangibles. Supplementary capital includes the allowance for loan and lease losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are stockholders' equity, trust preferred securities and preferred stock in core capital, and the allowance for loan and lease losses in supplementary capital.

    At March 31, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted), subject to certain deductions, for the preceding quarter.

    Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company, Placer Capital Co ("PCC") and each of the Banks at March 31, 2001 and the two highest levels recognized under these regulations are summarized in the table below. These ratios all exceeded the well-capitalized guidelines as of March 31, 2001.

	Adequately Capitalized	Well Capitalized	BOC	PSB	PCC	Consolidated Company
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	11.60%	11.66%	11.74%	11.82%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.35%	10.41%	10.49%	10.57%
Tier 1 leverage capital ratio	4.00%	5.00%	7.82%	6.53%	6.59%	6.96%

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

    As an overall guide to ensuring adequate liquidity, management attempts to maintain a loan-to-deposit ratio of approximately 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities expressed as a percentage to total deposits) of approximately 25%. As so measured, on a consolidated basis the Company's liquidity ratio stood at

30% and 29%, respectively, on March 31, 2001 and December 31, 2000, while its loan to deposit ratio stood at 75% and 76% on those same dates. The percentage increase in deposit balances from year end was greater than the percentage increase in loans, net of fees, from year end. This difference in percentage increases contributed to both the increase in the liquidity ratio and the decrease in the loan-to-deposit ratio. At March 31, 2001, management believes liquidity of the Company is adequate.

    The Company is a corporation separate and apart from the Banks. It must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to the Company. At March 31, 2001, the Banks had approximately $2.2 million in the aggregate available to be paid as dividends to the Company. Management of the Company believes that such restrictions will not have an impact on the ability of the Company to meet its ongoing cash obligations. Additionally, the Company has a revolving line of credit as a secondary source of liquidity. At March 31, 2001 the Company had utilized $800 thousand of the $3 million available on this revolving line of credit. As of March 31, 2001, the Company did not have any material commitments for capital expenditures.

    Quantitative and qualitative disclosures about market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates. The Company's market risk arises primarily from credit risk and the interest rate risks inherent in its lending and deposit taking activities. Credit risk is managed through adhering to established credit policies, loan review and an adequate loan and lease loss reserve (See—Balance Sheet Analysis—Allowance for loan and lease losses).

    Interest rate risk is the exposure of a bank's financial condition to adverse movements in interest rates. Changes in interest rates may affect earnings of an entity by changing net interest income as well as affect the underlying economic value of assets, liabilities and off-balance sheet instruments due to the present value of future cash flows resulting from different interest rates. The Company's Executive Asset Liability Management Committee (the "Executive ALCO Committee"), which includes senior management representatives, actively monitors and manages the Company's interest rate risk exposure. The Executive ALCO Committee's goal is to manage the various components of the Company's balance sheet in order to maintain the potential impact of immediate and sustained changes in interest rates on the Company's net portfolio value and net interest income within pre-established limits.

    The Executive ALCO Committee uses three methods for measuring and managing interest rate risk within Board approved limits: Net Interest Income Simulation Modeling, Market Value of Portfolio Equity Modeling; and Static Gap Analysis. The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors of the Company. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the ALCO guidelines, the Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

    The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to limit the exposure to interest rate fluctuations within the Company's guidelines of acceptable levels of risk-taking. The Executive ALCO Committee analyzes the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. The Company does not currently utilize derivatives or a trading portfolio of market risk sensitive instruments to manage its interest rate risk.

    Net Interest Income Simulation.  The Company uses a simulation model to estimate interest rate risk over the next 12 months based on hypothetical changes in interest rates. The model, which is updated quarterly, incorporates all of the Company's assets and liabilities and off-balance sheet instruments and assumptions regarding the repricing relationships of assets and liabilities as well as the current interest rate environment. Many of the Company's assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvests the proceeds at current yields. The Company's non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Company. The model simulates the effect of sudden and sustained shifts in the yield curve of 100 and 200 basis points and calculates the adjusted net interest income that would result from the forecasted changes in interest rates.

    At March 31, 2001, forecasted net interest income for the next 12 months would increase $828 thousand, or 1.75%, from an immediate 200 basis point increase in rates and would decrease $3.0 million, or 6.34%, from a rate decrease of similar magnitude. The simulated impact on net interest income in a downward rate environment in future periods is principally the result of the Company's projected basis risk associated with the Company's interest-bearing deposits.

    Market rates declined 150 basis points from December 31, 2000 to March 31, 2001. The Company's interest rate movement simulation model prepared as of December 31, 2000 suggested that, given an instantaneous and sustained decrease in market interest rates of 200 basis points, the Company's net interest margin would decline 18 basis points from the base case scenario. However, as disclosed in the Company's 2000 annual report, these computations did not contemplate any actions the Company may undertake in response to changes in interest rates. The Company achieved a net interest margin of 4.97% for the quarter ended March 31, 2001, representing a 6 basis point decrease as compared to the 5.03% net interest margin for the year ended December 31, 2000, and a 7 basis point increase as compared to the 4.90% net interest margin for the quarter ended March 31, 2000. Maintaining the Company's net interest margin during the first quarter of 2001 is attributed mainly to the Banks' deposit mix and ability to reprice this funding source in ways that marginalized the Company's projected basis risk. The Banks continued to see a steady increase in funding sources, exclusive of certificates of deposit, which management attributes to the Banks' relationship banking philosophy.

    Market Value of Portfolio Equity.  The net interest income simulation model is limited, however, by its dependence on accurate forecasts of future business activities and other factors that would impact this analysis. These factors would include management's actions to mitigate the impact of interest rate changes or secondary impacts such as changes to the Company's credit risk profile during periods of significant interest rate movements. Furthermore, varying interest rate environments create unexpected changes in prepayment levels of assets and liabilities that may differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on the Company's net interest income.

    Therefore, to measure interest rate risk for longer than one year, the Company uses a market value simulation model. This model estimates the effect of an instantaneous and sustained increase or decrease (shock) in market interest rates of 100 and 200 basis points on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet instruments, or net portfolio value.

    As with any simulation model, the computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the net portfolio value. Again, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

    As of March 31, 2001, with a 200 basis point increase in market rates, the Company's estimated net portfolio value would decrease $7.1 million, or 3.49%, from the base case scenario, and the estimated net portfolio value would decrease $5.9 million, or 2.91%, with a decrease of 200 basis points. However, the model does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates. The Company's market risk position as of March 31, 2001 continues to be lower than approved limits and is similar to the Company's December 31, 2000 position due to the composition of the Company's balance sheet.

    Gap Analysis.  As interest rate management is a function of the repricing characteristics of the Company's portfolio of assets and liabilities a gap table also provides useful information for a particular point in time. A gap table illustrates a static measurement of the relationship between the amounts of interest rate sensitive assets and interest bearing liabilities repricing in a given time period. Nonetheless, the gap table is limited in its ability to demonstrate all components of interest rate risk and therefore should be used only as a guide as to the possible effect changes in interest rates might have on the net interest margins of the Company.

    The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of March 31, 2001 for different time intervals. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates.

	At March 31, 2001 Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- Sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$—	$—	$—	$—	$66,781	$66,781
Federal funds sold	83,157	—	—	—	—	83,157
Investment securities	20,456	40,808	51,545	50,210	—	163,019
Loans and leases	318,441	70,063	139,797	231,629	—	759,930
Other assets(2)	—	—	—	—	112,779	112,779

Total assets	$422,054	$110,871	$191,342	$281,834	$179,560	$1,185,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$242,732	$242,732
Interest-bearing demand, money market and savings	390,129	—	—	—	—	390,129
Time certificates of deposit	136,862	190,282	52,503	305	—	379,952
Short term debt	2,570	600	—	—	—	3,170
Long term debt	—	18,500	—	—	—	18,500
Other liabilities	—	—	—	—	15,420	15,420
Minority Interests	—	3,500	—	—	—	3,500
Stockholders' equity	—	—	—	—	132,263	132,263

Total liabilities & stockholders' equity	$529,561	$212,882	$52,503	$305	$390,415	$1,185,666

Period gap	$(107,507)	$(102,111)	$138,839	$281,539	$(201,855)

Cumulative interest-earning assets	$422,054	$532,925	$724,267	$1,006,106

Cumulative interest-bearing liabilities	$529,561	$742,443	$794,946	$795,251

Cumulative gap	$(107,507)	$(209,518)	$(70,679)	$210,855

Cumulative interest-earning assets to cumulative interest-bearing liabilities	79.7%	71.8%	91.1%	126.5%
Cumulative gap as a percent of:
Total assets	(9.1)%	(17.7)%	(6.0)%	17.8%
Interest-earning assets	(10.7)%	(20.8)%	(7.0)%	21.0%

(1)
Assets or liabilities which are not interest rate-sensitive.

(2)
Allowance for loan and lease losses of $10.2 million as of March 31, 2001 is included in other assets.

    The foregoing table indicates that the Company had a negative one year gap of $209.5 million, or 17.7% of total assets, at March 31, 2001. In theory, this would indicate that at March 31, 2001, the Company had $209.5 million more in liabilities that would reprice if there was a change in interest rates over the next year than assets. Thus, if interest rates were to increase, this gap would tend to result in a lower net interest margin. Conversely, if interest rates were to decrease, this gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or funding liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its funding liability can vary significantly while the timing of repricing of both the asset and its funding liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

    The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally reprice along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make the Company's actual behavior more asset sensitive than is indicated in the gap analysis. In fact the Company has experienced higher net interest income when rates rise, and lower net interest income when rates fall, in contrast to what is indicated by the gap analysis. Therefore, management uses the net interest income and net portfolio value simulation models as its primary interest rate risk management tools.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    See the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II—OTHER INFORMATION

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

Exhibit Number	Description
10.18	Stock Option Assumption Agreement dated as of March 30, 2001 by and between Placer Capital Co. and California Community Bancshares, Inc. *
11	Statement re: computation of per share earnings is included in Note 5 to the unaudited condensed consolidated financial statements of Registrant.

*
Compensatory plan.

REPORTS ON FORM 8-K

    On January 17, 2001, the Company filed a Current Report on Form 8-K under Item 5 announcing the merger of Sacramento Commercial Bank ("SCB"), a wholly-owned subsidiary of the Company, with and into Placer Sierra Bank ("PSB"), a wholly-owned subsidiary of Placer Capital Co., which is a wholly-owned subsidiary of the Company (the "PSB/SCB Merger"). The Current Report included as exhibits press releases issued by each of SCB and PSB announcing the PSB/SCB Merger. No financial statements were required or included.

    On February 27, 2001, the Company filed a Current Report on Form 8-K under Item 5 to report the issuance of a press release on February 26, 2001 in which the Company announced Anat Bird as its President and Chief Executive Officer. The Current Report included as an exhibit the press release issued by the Company announcing the appointment of Anat Bird as Chief Executive Officer of the Company. No financial statements were required or included.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA COMMUNITY BANCSHARES, INC.
Date: May 14, 2001	By:	/s/ ANAT BIRD Anat Bird President and Chief Executive Officer
	By:	/s/ DAVID E. HOOSTON David E. Hooston Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
CALIFORNIA COMMUNITY BANCSHARES, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CALIFORNIA COMMUNITY BANCSHARES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (a) (In thousands, except per share data)
CALIFORNIA COMMUNITY BANCSHARES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
CALIFORNIA COMMUNITY BANCSHARES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CALIFORNIA COMMUNITY BANCSHARES, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001
UNAUDITED SUMMARY PRO FORMA STATEMENTS OF OPERATIONS INFORMATION (In thousands, except per share data)
Net Income (Loss)
Net Operating Income (Income before intangible amortization, reorganization and merger-related costs, net of their tax effect)
PART II—OTHER INFORMATION
SIGNATURES