Form 10-Q
period 2001-06-30
CALIFORNIA COMMUNITY BANCSHARES INC
filed 2001-08-14
CIK 1094893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-87481

CALIFORNIA COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3339505 (I.R.S. Employer Identification Number)

649 Lincoln Way
Auburn, California 95603
(Address of principal executive offices)

Registrant's telephone number: (714) 221-5353

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2001: 26,705,135 shares of common stock, $0.01 par value.

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2001	December 31, 2000
ASSETS
Cash and due from banks	$63,109	$55,778
Federal funds sold and securities purchased under agreements to resell	34,585	60,230

Total cash and cash equivalents	97,694	116,008
Interest-bearing deposits with other banks	1,689	1,784
Investment securities available-for-sale, at fair value	132,294	111,706
Investment securities held-to-maturity, at amortized cost	—	60,068
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,013	7,870
Loans and leases receivable, net of allowance for loan and lease losses of $10,421 at June 30, 2001 and $10,089 at December 31, 2000	802,547	747,953
Other real estate owned, net	1,131	1,264
Premises and equipment, net	22,441	23,014
Accrued interest receivable	6,706	7,258
Cash surrender value of life insurance	18,984	2,433
Goodwill and other intangible assets	80,897	83,925
Other assets	6,089	7,979

TOTAL ASSETS	$1,178,485	$1,171,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$246,216	$248,824
Interest-bearing deposits	761,532	754,714

Total deposits	1,007,748	1,003,538
Deferred income tax liabilities, net	6,430	6,997
Trust preferred securities	17,600	18,500
Accrued interest payable and other liabilities	10,252	8,587

Total liabilities	1,042,030	1,037,622
Minority interest in subsidiaries
Placer Capital Co. Preferred Stock issued to Placer Capital Funding LLC — $0.01 par value; 25,000,000 authorized; one share issued and outstanding at June 30, 2001 and December 31, 2000	3,500	3,500
Commitments and contingencies
Stockholders' equity:
Common stock — $0.01 par value; 75,000,000 shares authorized; 26,703,598 shares issued and outstanding at June 30, 2001 and 26,312,576 shares issued and outstanding at December 31, 2000	132,860	132,847
Accumulated other comprehensive loss	1,881	496
Accumulated deficit	(1,786)	(3,203)

Total stockholders' equity	132,955	130,140

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,178,485	$1,171,262

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (a)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans and leases	$16,437	$16,713	$33,562	$30,208
Interest on deposits with other banks	25	54	54	132
Interest on Federal funds sold and securities purchased under agreements to resell	879	885	1,760	1,310
Interest on investment securities	2,159	2,531	4,685	4,763
Dividends on Federal Reserve Bank and Federal Home Loan Bank stocks	138	127	261	187

Total interest and dividend income	19,638	20,310	40,322	36,600

INTEREST EXPENSE:
Savings, money market and demand deposits	1,718	2,325	4,208	4,094
Time certificates of deposit under $100	3,053	3,176	6,357	5,737
Time certificates of deposit of $100 and over	1,941	2,181	4,165	3,876
Other borrowings	359	428	783	918

Total interest expense	7,071	8,110	15,513	14,625

NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	12,567	12,200	24,809	21,975
PROVISION FOR LOAN AND LEASE LOSSES	185	285	475	445

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	12,382	11,915	24,334	21,530
NONINTEREST INCOME:
Service charges and fees on deposits	815	734	1,548	1,393
Loan servicing fees	167	199	318	300
Referral and other loan related fees	315	119	758	377
Commissions on investment products	200	252	431	439
Gain on sale of loans, net	116	222	205	366
Gain (loss) on sale of securities	130	—	191	(7)
Other income	376	291	837	492

Total noninterest income	2,119	1,817	4,288	3,360

NONINTEREST EXPENSE:
Salaries and employee benefits	5,384	5,802	10,859	10,964
Occupancy, premises and equipment	1,711	1,711	3,522	3,222
Data and item processing	1,075	750	1,815	1,282
Professional fees	620	575	1,149	1,267
Communications	470	468	899	928
Business development	397	500	650	786
Customer services expense	378	375	804	653
Amortization of intangible assets	1,513	1,622	3,028	2,911
Reorganization and merger-related costs	—	1,472	500	1,538
Other operating expenses	1,243	1,179	2,393	2,292

Total noninterest expense	12,791	14,454	25,619	25,843

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	1,710	(722)	3,003	(953)
PROVISION (BENEFIT) FOR INCOME TAXES	672	(149)	1,448	85

INCOME (LOSS) BEFORE MINORITY INTERESTS	1,038	(573)	1,555	(1,038)
COST OF MINORITY INTEREST	64	81	138	174

NET INCOME (LOSS)	$974	$(654)	$1,417	$(1,212)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Note 5)	$0.04	$(0.02)	$0.05	$(0.05)

  a)
  Sacramento Commercial Bank was acquired on February 29, 2000, using the purchase method of accounting. Accordingly, the operating results of Sacramento Commercial Bank are only included since the date of acquisition. Due to the timing of this acquisition, any comparison of data for the six months ended June 30, 2000 to data for the current period may not be meaningful.

  See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
NET INCOME (LOSS)	$974	$(654)	$1,417	$(1,212)
Other comprehensive income (loss), net of related taxes:
Unrealized holding gains (losses) arising during the period	(209)	(51)	1,472	(62)
Less reclassification of realized gains (losses) included in income (loss)	86	—	87	(6)

Total	(295)	(51)	1,385	(56)

COMPREHENSIVE INCOME (LOSS)	$679	$(705)	$2,802	$(1,268)

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,417	$(1,212)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for loan and lease losses	475	445
Amortization of intangible assets	3,028	2,911
Depreciation and amortization	1,528	1,344
Accretion of discount on investment securities, net	(332)	(320)
Amortization of loan fees/unearned discount/deferred gains	(549)	23
Proceeds from sale of loans	9,139	23,817
Gain on sale of loans	(205)	(366)
(Gain) loss on sale of investment securities	(191)	7
Gain on sale of other real estate owned	(1)	(6)
(Gain) loss on disposition of premises and equipment	(1)	1
Dividends received on Federal Home Loan Bank and Federal Reserve Bank stock	(115)	(137)
Decrease (increase) in accrued interest receivable and other assets	2,383	(36)
Deferred income tax liabilities, net	(478)	(330)
Increase (decrease) in accrued interest payable and other liabilities	642	(5,374)

Net cash provided by operating activities	16,740	20,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	95	5,990
Purchases of investment securities available-for-sale	—	(32,495)
Proceeds from calls and maturities of investment securities available-for-sale	36,286	9,919
Proceeds from calls and maturities of investment securities held-to-maturity	500	500
Proceeds from sales of investment securities available-for-sale	—	493
Principal collected on investment securities available-for-sale	4,843	700
Principal collected on investment securities held-to-maturity	695	4,771
Purchase of subsidiaries, net of cash acquired	—	(13,280)
Additional cash paid for acquisitions	—	(243)
Net disbursement of loans	(63,405)	(60,511)
Purchases of premises and equipment	(1,007)	(2,357)
Proceeds from sale of other real estate owned	84	513
(Purchase of)/proceeds from cash surrender value of life insurance policies	(16,440)	3,698
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock, net	(28)	(3,364)

Net cash used in investing activities	(38,377)	(85,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,210	96,796
Proceeds from issuance of common stock and the exercise of options	13	33,400
Redemption of trust preferred securities	(900)	—
Purchase of dissenting shares	—	(3)

Net cash provided by financing activities	3,323	130,193

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,314)	65,294
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,008	55,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,694	$120,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,829	$12,497
Income taxes paid	2,090	1,005
Reclassification of securities from held-to-maturity to available-for-sale portfolio	58,893	—
SUPPLEMENTAL DISCLOSURE FOR ACQUISITION OF SUBSIDIARIES:
ASSETS ACQUIRED:
Cash	$—	$16,339
Federal funds sold	—	8,500
Investment securities	—	25,317
Investment in Federal Reserve Bank stock	—	177
Loans and leases	—	141,181
Other real estate owned	—	38
Premises and equipment	—	2,024
Accrued interest receivable	—	983
Cash surrender value of life insurance	—	4,519
Other assets	—	1,962
Favorable lease rights	—	346
Goodwill	—	20,825
Core deposit intangible	—	5,713

	—	227,924

LIABILITIES ASSUMED:
Deposits	—	182,265
Accrued interest and other liabilities	—	7,540
	—	189,805

CASH PAID FOR COMMON STOCK	$—	$38,119

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

NOTE 1—DESCRIPTION OF BUSINESS

    California Community Bancshares, Inc. (the "Company"), incorporated on September 3, 1999 as a Delaware corporation, operates two banking subsidiaries, Placer Sierra Bank ("PSB") and Bank of Orange County ("BOC")(collectively, the "Banks"). The Company is the successor-in-interest to California Financial Bancorp which initiated business in September 1997 as a California corporation. CFB was merged with and into the Company on December 14, 1999 (the "CCB Merger"). The Banks are incorporated under the laws of the State of California and licensed by the California Department of Financial Institutions ("DFI") and are members of the Federal Reserve System.

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

NOTE 2—BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2000 to conform to the 2001 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

NOTE 4—UNAUDITED SUMMARY PRO FORMA DATA

    The following table shows unaudited summary pro forma statements of operations information for the six months ended June 30, 2000 as if the SCB Acquisition was consummated as of January 1, 2000. The results for the Company for the six months ended June 30, 2000, include the operating results of SCB since the date of acquisition. The pro forma results for the six months ended June 30, 2000 include the January and February results for SCB, excluding nonrecurring acquisition-related costs capitalized as part of goodwill, and the additional amortization of purchase accounting adjustments.

    The pro forma statements of operations adjustments included below are based on management's estimates of costs and the fair value adjustments associated with these transactions. The Company's cost and fair value estimates may differ in the future, based on additional facts and information, such that actual costs could differ and hence are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs. The unaudited summary pro forma statements of operations information is not necessarily indicative of the results that would have occurred had the described acquisition been consummated on the date indicated or that may be achieved in the future.

UNAUDITED SUMMARY PRO FORMA STATEMENTS OF OPERATIONS INFORMATION
(In thousands, except per share data)

Six Months Ended June 30, 2000
Interest income	$39,284
Interest expense	15,497

Net interest income	23,787
Provision for loan and lease losses	505

Net interest income after provision for loan and lease losses	23,282
Noninterest income	3,397
Noninterest expense, excluding reorganization and merger-related costs amortization of intangibles	22,848
Reorganization and merger-related expenses	1,538
Amortization of intangibles	3,220

Loss before income taxes and minority interest	(927)
Income tax expense	181
Cost of minority interest	174

Net loss	$(1,282)

Per share information:
Weighted average shares outstanding:
Basic	26,312.6
Diluted	26,891.1
Net loss per share:
Basic	$(0.05)
Diluted	$(0.05)

NOTE 5—NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When an entity has a loss the inclusion of potential common shares in the denominator of a diluted per share computation will always result in an anti-dilutive per share amount. Thus, the diluted loss per share amount is the same as the basic loss per share amount. The following is a summary of the calculation of basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2001 and 2000:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2001	2000	2001	2000
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Net income (loss)	$974	$(654)	$1,417	$(1,212)

Weighted average shares outstanding	26,321,170	26,312,576	26,316,897	24,648,118

Basic net income (loss) per share	$0.04	$(0.02)	$0.05	$(0.05)

Weighted average shares outstanding	26,321,170	26,312,576	26,316,897	24,648,118
Effect of dilutive stock options and debentures	433,295	578,545	480,785	578,544

Diluted shares outstanding	26,754,465	26,891,121	26,797,682	25,226,662

Diluted net income (loss) per share	$0.04	$(0.02)	$0.05	$(0.05)

NOTE 6—RECLASSIFICATION OF SECURITIES

    During the first quarter of 2001, the Company transferred $58.9 million of securities from its held-to-maturity portfolio to its available-for-sale portfolio and recorded a related unrealized gain of $967 thousand. This transfer of securities was completed to address liquidity considerations that may arise during the Company's projected shift in its earning asset mix towards a mix that anticipates a higher percentage of loans.

NOTE 7—STOCKHOLDERS' EQUITY

    In June 2001, the Company redeemed the Pacific Inland Bancorp Debentures (the "Debentures"). Pacific Inland Bancorp was the parent bank holding company of Pacific Inland Bank, whose name was subsequently changed to Security First Bank. The Debentures, with a face amount of $1.05 million and which accrued interest at a rate of 12% per annum, were issued in 1996. The proceeds of the issuance of the Debentures were used by Pacific Inland Bancorp to recapitalize Security First Bank. The Debentures were payable in either cash or in stock of Security First Bank. As part of the CCB Merger, the Company assumed Pacific Inland Bancorp's obligations associated with the Debentures, as modified by an obligation for redemption payable solely in the Company's common stock. On June 29, 2001, the Company issued 387,948 shares of its common stock upon maturity of the Debentures.

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

    SFAS No. 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001, and establishes additional disclosure requirements for business combinations occurring after the effective date.

    SFAS No. 142 eliminates goodwill amortization associated with business combinations completed after June 30, 2001. During the period from July 1, 2001 through December 31, 2001 goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement. Effective January 1, 2002, all goodwill amortization expense will cease and goodwill will be assessed for impairment by applying a fair-value-based test annually. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized.

    As of January 1, 2002, the Company expects to have unamortized goodwill in the amount of $64.0 million and unamortized identifiable intangible assets in the amount of $13.9 million which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.9 million and $1.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with Statement No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle, however, the elimination of goodwill amortization is expected to reduce the Company's noninterest expense by approximately $3.2 million in the fiscal year ending December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a California state-wide multi-bank holding company operating two banking subsidiaries, Placer Sierra Bank ("PSB") and Bank of Orange County ("BOC"). At June 30, 2001, the Company had total assets of $1.2 billion, net loans of $803 million and total deposits of $1.0 billion. BOC and PSB are referred to collectively as the "Banks".

    The Company serves Placer, Sacramento, Nevada, El Dorado, Plumas and Sierra Counties, California through PSB with 28 branches, and Sacramento Commercial Bank ("SCB"), a division of PSB, with one branch, and serves Orange County and Los Angeles County through BOC, with five branches and CalWest Bank, a division of BOC, with one branch.

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

    Since its inception on September 11, 1997, the Company has participated in six acquisitions. These acquisitions included Security First Bank ("SFB"), CalWest Bank ("CalWest"), formerly Downey National Bank, National Business Bank ("NBB"), BOC, PSB and SCB. By the end of 1999 the Company had merged four of its southern California banks into two; with SFB merged with and into BOC and NBB with and into CalWest. In June of 2000, the Company merged CalWest with and into BOC (the "BOC/CalWest Merger") in order to benefit from additional cost savings and efficiency improvements from a single banking subsidiary located in southern California.

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

RESULTS OF OPERATIONS

    The following tables summarize net income (loss), net income (loss) per share, and key financial ratios for the periods indicated using two different measurements:

Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)
Net income (loss)	$974	$(654)	$1,417	$(1,212)
Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.05	$(0.05)
Diluted	$0.04	$(0.02)	$0.05	$(0.05)
Annualized return on average assets	0.33%	(0.23)%	0.24%	(0.23)%
Annualized return on average stockholders' equity	2.95%	(2.05)%	2.17%	(2.07)%

Net Operating Income
(Income before intangible amortization, reorganization and
merger-related costs, net of their tax effect)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)
Net operating income	$2,189	$1,488	$4,144	$1,976
Net operating income per share:
Basic	$0.08	$0.06	$0.16	$0.08
Diluted	$0.08	$0.06	$0.15	$0.08
Annualized net operating return on average tangible assets	0.79%	0.56%	0.76%	0.41%
Annualized net operating return on average tangible stockholders' equity	15.56%	11.65%	14.96%	8.63%

    Second quarter analysis.  Consolidated net operating income for the three months ended June 30, 2001 and 2000 was $2.2 million and $1.5 million, respectively, or $0.08 and $0.06 per diluted share, respectively. The annualized net operating return on average tangible assets improved to 0.79% from 0.56% while the annualized net operating return on average tangible stockholders' equity increased to 15.56% from 11.65% for the same time periods.

    The $701 thousand, or 47.11%, improvement in net operating income was the result of a $367 thousand, or 3.01%, improvement in net interest income associated with a $31.1 million, or 3.20%, increase in earning assets; a $100 thousand, or 35.09%, decrease in the provision for loan and lease losses; a $302 thousand, or 16.62%, increase in noninterest income; and an $82 thousand, or 0.72%, improvement in noninterest income, all of which were offset by an increase in the provision for income taxes associated with the increase in taxable net operating income.

    Consolidated net income for the quarter ended June 30, 2001, was $974 thousand or $0.04 per diluted share. This compares with a consolidated net loss of $654 thousand or $0.02 per diluted share for the quarter ended June 30, 2000.

    Year-to-date analysis.  Consolidated net operating income for the six months ended June 30, 2001 and 2000 was $4.1 million and $2.0 million, respectively, or $0.15 and $0.08 per diluted share, respectively. The annualized net operating return on average tangible assets improved to 0.76% from 0.41% while net operating return on average tangible stockholders' equity increased to 14.96% from 8.63% for the same time periods.

    The $2.2 million, or 109.61%, improvement in net operating income was the result of a $2.8 million, or 12.90%, improvement in net interest income associated with a $113.5 million, or 12.79%, increase in earning assets; a $30 thousand, or 6.74%, decrease in the provision for loan and lease losses; and a $928 thousand, or 27.62%, increase in noninterest income. These were offset by a $697 thousand, or 3.26%, increase in operating noninterest expense; and an increase in the provision for income taxes associated with the improvement in taxable net operating income. The growth in average interest-earning assets includes the impact of the SCB Acquisition on February 29, 2000, which was accounted for under the purchase method of accounting. Accordingly, average interest-earning assets for the six months ended June 30, 2000, include the impact of SCB for the months of March through June 2000, inclusive.

    Consolidated net income for the six month period ended June 30, 2001, was $1.4 million or $0.05 per diluted share. This compares with a consolidated net loss of $1.2 million or $0.05 per diluted share for the six month period ended June 30, 2000.

    Net operating income.  The following table presents net operating income and operating noninterest expense used in key financial data and ratios for the three- and six-month periods ended June 30, 2001 and 2000. The Company deducts reorganization and merger-related costs related primarily to the PSB/SCB Merger, the PSB/SCB Reorganization and the BOC/CalWest Merger (which represent severance costs, system conversion costs, termination penalties to exit data processing contracts and professional fees to accomplish the merger-related activities) in calculating net operating income. The Company expects further reorganization and merger-related costs as the Company identifies and pursues further operating efficiency opportunities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)
Net operating income:
Net income (loss)	$974	$(654)	$1,417	$(1,212)
Adjustments to net income (loss):
After-tax core deposit intangible amortization	425	496	852	897
Goodwill amortization	790	780	1,581	1,386

Net operating income before after-tax reorganization and merger-related costs	2,189	622	3,850	1,071
After-tax reorganization and merger-related costs	—	866	294	905

Net operating income	$2,189	$1,488	$4,144	$1,976

Operating noninterest expense:
Noninterest expense	$12,791	$14,454	$25,619	$25,843
Adjustments to noninterest expense:
Core deposit intangible amortization	723	842	1,447	1,525
Goodwill amortization	790	780	1,581	1,386
Reorganization and merger-related costs	—	1,472	500	1,538

Operating noninterest expense	$11,278	$11,360	$22,091	$21,394

Efficiency ratio	87.1%	103.1%	88.0%	102.0%
Efficiency ratio based on operating noninterest expense	76.8%	81.0%	75.9%	84.4%

    Second quarter analysis.  The efficiency ratio (noninterest expense divided by revenues) is a measure of the Company's efficiency in generating revenue. A lower or declining ratio indicates improving efficiency.

    The Company's efficiency ratio for the three months ended June 30, 2001 improved to 87.1% from 103.1% for the same period of 2000. Exclusive of reorganization and merger-related expenses, and amortization expense of goodwill and core deposit intangibles, the Company's efficiency ratio (operating noninterest expense divided by revenues) improved to 76.8% for the three months ended June 30, 2001 from 81.0% for the same period of 2000. This improvement results from the increase in interest-earning assets combined with the realization of the cost efficiencies associated with the BOC/CalWest Merger, the PSB/SCB Reorganization and the PSB/SCB Merger. Average interest-earning assets increased 3.20% and total revenues increased 4.77% for the three months ended June 30, 2001 when compared to the same period of 2000. The Company expects further improvement in its efficiency ratio as the Company pursues further operating efficiencies while actively seeking additional sources of revenue.

    Year-to-date analysis.  The Company's efficiency ratio for the six month period ended June 30, 2001 improved to 88.0% from 102.0% for the six months ended June 30, 2000. Operating noninterest expense increased by $697 thousand, or 3.26%, for the six month period ended June 30, 2001 when compared to the same period of 2000. The increase in operating noninterest expense resulted from the inclusion of SCB's results for the full six months in 2001 when compared to the six-month period ended June 30, 2000. When reorganization and merger-related expenses are excluded, along with the amortization expense of goodwill and core deposit intangibles, the efficiency ratio (operating noninterest expense divided by revenues) improved to 75.9% for the six-month period ended June 30, 2001 from 84.4% for the same period of 2000. This improvement is attributed primarily to the increase in revenues for the six-month period ended June 30, 2001 when compared to the same period of 2000. Average interest-earning assets increased 12.79% for the six month period ended June 30, 2001 when compared to the same period of 2000 and total revenues increased by 14.85% for the same period.

    Net interest income.  Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information regarding average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three- and six-month periods ended June 30, 2001 and June 30, 2000. Average loans and leases include nonaccrual loans and leases.

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases	$769,243	$16,437	8.57%	$743,038	$16,713	9.05%
Investment securities:
Taxable	128,161	2,016	6.31%	152,306	2,386	6.30%
Nontaxable	12,406	143	4.62%	12,079	145	4.83%
Federal funds sold and securities purchased under agreement to resell	85,504	879	4.12%	59,259	885	6.01%
Other earning assets	9,644	163	6.78%	7,134	181	10.20%

Total interest-earning assets	1,004,958	19,638	7.84%	973,816	20,310	8.39%
Noninterest-earning assets:
Cash and due from banks	63,986			50,677
Other assets	123,002			119,171

Total assets	$1,191,946			$1,143,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$136,706	546	1.60%	$108,223	537	2.00%
Money market	156,863	908	2.32%	171,422	1,516	3.56%
Savings	100,858	264	1.05%	74,159	272	1.48%
Time	368,309	4,994	5.44%	397,571	5,357	5.42%

Total interest-bearing deposits	762,736	6,712	3.53%	751,375	7,682	4.11%
Short term borrowing	3,723	36	3.88%	—	—	—
Long term debt	18,174	323	7.13%	18,500	428	9.30%

Total interest-bearing liabilities	784,633	7,071	3.61%	769,875	8,110	4.24%

Noninterest-bearing liabilities:
Demand deposits	247,858			217,911
Other liabilities and minority interest	27,246			27,373

Total liabilities and minority interest	1,059,737			1,015,159
Stockholders' equity	132,209			128,505

Total liabilities and stockholders' equity	$1,191,946			$1,143,664

Net interest income		$12,567			$12,200

Net interest spread			4.23%			4.15%

Net interest margin			5.02%			5.04%

    Second quarter analysis.  The net interest margin decreased slightly to 5.02% for the three-month period ended June 30, 2001 from 5.04% when compared to the same period of 2000.

    The yield on interest-earning assets decreased 55 basis points to 7.84% for the three months ended June 30, 2001 from 8.39% for the same period of 2000. This decrease in rates is noticeable in loans and leases outstanding and in Federal fund sold and is the result of a decrease in overall market interest rates during the periods. Average interest-earning assets increased by $31.1 million, or 3.20%, for the three months ended June 30, 2001 compared to the same period of 2000. Average loans and leases outstanding increased $26.2 million, or 3.53%, for the three months ended June 30 2001 when compared to the same period of 2000. Interest-bearing assets as a percentage of interest-bearing liabilities increased to 128.08% from 126.49% for the three months ended June 30, 2001 when compared to the same period of 2000.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, decreased 63 basis points from 4.24% during the second quarter of 2000 to 3.61% during the second quarter of 2001. The overall decrease in the cost of funds is the result of the general decline in market rates in 2001 and the Company replacing higher cost certificates of deposit and money market accounts with lower cost savings and interest-bearing demand accounts. The average term of the Company's portfolio of certificates of deposit is six months. The increase in the costs for the certificates of deposit in the three months ended June 30, 2001 compared to the same period of 2000 is the result of the higher rate environment that existed in 2000 when compared to 1999, which are the time periods when the majority of the certificates of deposit outstanding during 2001 and 2000 were originated.

    Notwithstanding the decrease in the net interest margin, the Company's net interest income increased for the three months ended June 30, 2001 when compared to the same period of 2000. This increase is attributable to an increase in average interest-earning assets along with the increase in the ratio of interest-earning assets to interest-bearing liabilities.

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases	$763,427	$33,562	8.87%	$680,228	$30,208	8.93%
Investment securities:
Taxable	139,318	4,398	6.37%	141,866	4,473	6.34%
Nontaxable	12,367	287	4.68%	12,075	290	4.83%
Federal funds sold and securities purchased under agreement to resell	76,830	1,760	4.62%	44,903	1,310	5.87%
Other earning assets	9,668	315	6.57%	8,989	319	7.14%

Total interest-earning assets	$1,001,610	$40,322	8.12%	$888,061	$36,600	8.29%
Noninterest-earning assets:
Cash and due from banks	62,091			44,235
Other assets	117,882			111,521

Total assets	$1,181,583			$1,043,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$126,320	$1,145	1.83%	$95,339	$849	1.79%
Money market	158,865	2,275	2.89%	122,189	2,092	3.44%
Savings	101,300	788	1.57%	105,056	1,153	2.21%
Time	375,664	10,522	5.65%	364,888	9,613	5.30%

Total interest-bearing deposits	762,149	14,730	3.90%	687,472	13,707	4.01%
Short term borrowing	3,295	69	4.22%	—	—	—
Long term debt	18,336	714	7.85%	18,500	918	9.98%

Total interest-bearing liabilities	783,780	15,513	3.99%	705,972	14,625	4.17%

Noninterest-bearing liabilities:
Demand deposits	242,909			197,959
Other liabilities and minority interest	23,012			22,412

Total liabilities and minority interest	1,049,701			926,343
Stockholders' equity	131,882			117,474

Total liabilities and stockholders' equity	$1,181,583			$1,043,817

Net interest income		$24,809			$21,975

Net interest spread			4.13%			4.12%

Net interest margin			4.99%			4.98%

    Year-to-date analysis.  The net interest margin increased slightly to 4.99% from 4.98% for the six month period ended June 30, 2001 when compared to the same period of 2000, while the net interest spread also increased to 4.13% from 4.12% for the same time periods.

    The yield on interest-earning assets decreased 17 basis points to 8.12% for the six-month period ended June 30, 2001, from 8.29% for the same period of 2000. The decrease in the overall rate environment for the first six months of 2001 when compared to same period of 2000 contributed to the decrease in the yield on interest-earning assets. Average interest-earning assets increased by $113.5 million, or 12.79%, for the six-month period ended June 30, 2001, when compared to the same period of 2000. Average loan and lease balances increased by $83.2 million, or 12.2%, for the six-month period ended June 2001 when compared to the same period of 2000. These increases are primarily attributable to a full six-month period impact in 2001 of the assets acquired in the SCB Acquisition. Interest-earning assets as a percentage of average interest-bearing liabilities increased to 127.8% from 125.8% for the six-month period ended June 30, 2001, when compared to the same period of 2000.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, decreased 18 basis points to 3.99% for the six-month period ended June 30, 2001 from 4.17% during the same period of 2000. The Company's cost of interest-bearing deposits decreased to 3.90% from 4.01% for the six-month period ended June 30, 2001 compared to the same period of 2000. While rates for most interest-bearing products have declined along with market rates, the rates paid for certificates of deposit for the six-month period ended June 30, 2001, when compared to the same period for 2000, increased. This is expected because average certificate of deposit rates for each period typically reflect market rates from a prior period. The increase in rate for interest-bearing checking accounts is due to a deposit promotion conducted during the first quarter of 2001. The percentage of average time certificates of deposit to average interest-bearing deposits decreased to 49.3% from 53.1% when comparing the six-month period ended June 30, 2001 to the same period of 2000.

    Provision for loan and lease losses.  The Company maintains an allowance for loan and lease losses ("ALLL") at a level determined appropriate for each Bank. A provision for loan and lease losses is a charge to operations, which represents the current period cost associated with maintaining an adequate ALLL. The provision is dependent on many factors and may fluctuate due to management's assessment of the adequacy of the ALLL based on current information available; however, actual loan and lease losses may vary from estimates.

    The provision for loan and lease losses totaled $185 thousand for the three months ended June 30, 2001 compared to a provision of $285 thousand for the same period in 2000. For the six months ended June 30, 2001 and 2000, the Company recognized a charge for the provision for loan and lease losses of $475 thousand and $445 thousand, respectively. See Balance Sheet Analysis—Credit quality.

    Noninterest income.  The Company derives noninterest income primarily from service fees and charges on deposit products, loan servicing fees related to the sold portion of SBA and mortgage loans, commissions earned through loan referral programs and selling investment products as well as gains on sale of loans and other miscellaneous income.

    The following tables set forth the details of noninterest income for the three and six months ended June 30, 2001, and June 30, 2000. As SCB was acquired on February 29, 2000, the Company's results for 2000 include noninterest income from SCB since the acquisition date. For purposes of the six months table, the "Pro Forma Company" column for 2000 combines pre-acquisition historical results for the Company from the 2000 period with the historical results of SCB for the two months ended February 29, 2000.

	Three Months Ended June 30,
	2001	2000	Change
	(In thousands)
Service charges and fees on deposits	$815	$734	$81
Loan servicing fees	167	199	(32)
Loan referral fees	315	119	196
Commissions on investment products	200	252	(52)
Gain on sale of loans, net	116	222	(106)
Gain on sale of securities, net	130	—	130
Other income	376	291	85

Total noninterest income	$2,119	$1,817	$302

    Second quarter analysis.  Total noninterest income increased $302 thousand, or 16.62%, to $2.1 million for the three-month period ended June 30, 2001, from $1.8 million for the same period of 2000. This increase is principally comprised of a $196 thousand increase in loan referral fees, a $130 thousand increase in gain on sale of securities, and a $85 thousand increase in other income. The increase in loan referral fees is the result of the Company's increased focus and success in marketing certain real estate-related SBA loans to an unrelated bank. The increase in gain on sale of securities is due to gains realized from the redemption of securities called by the issuers.

    The Banks purchased $16.4 million of Bank Owned Life Insurance ("BOLI") policies during the second quarter and the Company recorded the increase in cash surrender value as a component of other income. Offsetting these increases were decreases of $106 thousand in gain on sale of loans and a $32 thousand decrease in loan servicing fees. These two categories were affected by the Company's third quarter 2000 decision to reduce mortgage banking activities at PSB along with a change in policy towards retaining rather than funding and selling SBA loans originated by the Banks.

				Six Months Ended June 30, 2000
	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000	Two Months Ended February 29, 2000
				Pro Forma Company
	Company	Company	SCB		Change
	(In thousands)
Service charges and fees on deposits	$1,548	$1,393	$22	$1,415	$133
Loan servicing fees	318	300	103	403	(85)
Loan referral fees	758	377	6	383	375
Commissions on investment products	431	439	—	439	(8)
Gain on sale of loans, net	205	366	—	366	(161)
Gain (loss) on sale of securities, net	191	(7)	(97)	(104)	295
Other income	837	492	3	495	342

Total noninterest income	$4,288	$3,360	$37	$3,397	$891

    Year-to-date analysis.  On a pro forma basis with SCB, total noninterest income increased $891 thousand, or 26.23%, to $4.3 million for the six months ended June 30, 2001, from $3.4 million for the six months ended June 30, 2000. This increase is principally comprised of a $375 thousand increase in loan referral fees; a $342 thousand increase in other income; a $295 thousand increase in gain on sale of securities; and a $133 thousand increase in service charges and fees on deposits. The increase in other income is due mainly to the receipt of a litigation settlement of approximately $190 thousand recorded during the first quarter of 2001 and income related to the Banks' BOLI investment in June 2001. Increased deposit accounts resulted in the increase in service charges and fees on deposits. The gain on sale of securities is due to gains realized from the redemption of securities call by the issuers in 2001, while the loss on sales of securities in 2000 results mainly from restructuring SCB's investment portfolio associated with the SCB Acquisition.The decreases related to the gain on sale of loan and loan servicing income are the same as noted in the second quarter analysis.

    Noninterest expense.  The following tables set forth the details of noninterest expense for the three and six months ended June 30, 2001, and June 30, 2000. As SCB was acquired on February 29, 2000, the Company's results for 2000 include noninterest expense from SCB since the acquisition date. For purposes of the six months table, the "Pro Forma Company" column for 2000 combines the historical results of the Company for the 2000 period with SCB's actual results for the two months ended February 29, 2000.

	Three Months Ended June 30,
	2001	2000	Change
	(In thousands)
Salaries and employee benefits	$5,384	$5,802	$(418)
Occupancy, premises and equipment	1,711	1,711	—
Data and item processing	1,075	750	325
Professional fees	620	575	45
Communications	470	468	2
Business development	397	500	(103)
Customer services	378	375	3
Other	1,243	1,179	64

Total operating noninterest expense (before intangibles amortization and reorganization and merger-related costs)	11,278	11,360	(82)
Amortization of intangibles	1,513	1,622	(109)
Reorganization and merger-related costs	—	1,472	(1,472)

Total noninterest expense	$12,791	$14,454	$(1,663)

    Second quarter analysis.  Total operating noninterest expense, before intangibles amortization and reorganization and merger-related costs, decreased $82 thousand, or 0.72%, to $11.3 million for the three-month period ended June 30, 2001, from $11.4 million for the quarter ended June 30, 2000. This decrease was due principally to decreases in salary expense and business development expenses. The decrease in salary expense is attributed to the savings realized from the BOC/CalWest Merger, the PSB/SCB Reorganization, the PSB/SCB Merger, as well as the decision to outsource the majority of the Company's data and item processing to an external provider. Data and item processing expense increased by $325 thousand for the three months ended June 30, 2001 when compared to the same period in 2000. This increase is attributable to the decision and activities related to outsourcing these functions for PSB in the first quarter of 2001. Total noninterest expense decreased by $1.7 million, or 11.51%, to $12.8 million for the three-month period ended June 30, 2001 from $14.5 million for the same period of 2000. This decrease is due to the absence of reorganization and merger-related costs in

2001 while the Company recognized $1.5 million of these expenses during the second quarter of 2000 associated with the PSB/SCB Reorganization and the BOC/CalWest Merger.

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000	Two Months Ended February 29, 2000
				Pro Forma Company
	Company	Company	SCB		Change
		(In thousands)
Salaries and employee benefits	$10,859	$10,964	$892	$11,856	$(997)
Occupancy, premises and equipment	3,522	3,222	181	3,403	119
Data and item processing	1,815	1,282	26	1,308	507
Professional fees	1,149	1,267	49	1,316	(167)
Communications	899	928	29	957	(58)
Business development	650	786	66	852	(202)
Customer services	804	653	18	671	133
Other	2,393	2,292	194	2,486	(93)

Total operating noninterest expense (before intangibles amortization and reorganization and merger-related costs)	22,091	21,394	1,455	22,849	(758)
Amortization of intangibles	3,028	2,911	—	2,911	117
Reorganization and merger-related costs	500	1,538	790	2,328	(1,828)

Total noninterest expense	$25,619	$25,843	$2,245	$28,088	$(2,469)

    Year-to-date analysis.  On a pro forma basis with SCB, total operating noninterest expense, before intangibles amortization and reorganization and merger-related costs, decreased $758 thousand, or 3.32%, to $22.1 million for the six months ended June 30, 2001 from $22.8 million for same period of 2000. This decrease was due principally to decreases in salary expense, business development expenses, and professional fees. Offsetting these savings were increases in data and item processing, customer service expenses and occupancy and equipment. Savings in salaries and benefits are associated with the benefits of the BOC/CalWest Merger, the PSB/SCB Reorganization and the PSB/SCB Merger. The increase in data and item processing are the result of the Company's outsourcing of data processing activities during the first six months of 2001. The Company previously employed in-house processing whose costs included salaries and benefits and depreciation and amortization of hardware and software costs, which were previously reported in those categories. Occupancy and equipment expense increased for the six months ended June 30, 2001 when compared to the same period of 2000 primarily due to the Company's southern California subsidiary which opened a branch and an operations service center during the latter part of 2000. The increase in customer services expenses is due to the growth in the number of customers and average balances of deposit customers for whom the Banks pay third party vendors to provide banking-related services. On a pro forma basis with SCB, total noninterest expense decreased by $2.5 million, or 8.79%, to $25.6 million for the six months ended June 30, 2001 from $28.1 million for the same period in 2000.

    Income taxes.  The Company's statutory effective income tax rate approximates 41.15%, representing a blend of the statutory Federal income tax rate of 34.0% and the effective California franchise tax rate of 7.15%. The Company's effective income tax rates were a charge of 39.3%, and a benefit of 20.6% for the three months ended June 30, 2001 and 2000, respectively. For the six month periods ended June 30, 2001 and 2000, the effective tax rates were a charge of 48.2%, and a charge of over 100%, respectively. The reportable effective tax rates are different than the statutory effective tax rate largely as a result of nondeductible goodwill amortization expense.

BALANCE SHEET ANALYSIS

    Credit quality  The Company defines nonperforming assets to include (i) loans and leases on which it has ceased to accrue interest ("nonaccrual loans") and (ii) assets acquired through foreclosure including other real estate owned. "Impaired loans" are commercial, commercial real-estate, other real-estate related and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not synonymous with the category of "nonaccrual loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the original contractual terms of the loan or (ii) the loan is a consumer loan or other homogeneous type of loan that is reviewed on a collective basis for impairment.

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

	Quarter Ended June 30, 2001	Quarter Ended March 31, 2001	Year Ended Dec 31, 2000	Quarter Ended June 30, 2000	Quarter Ended March 31, 2000
	(Dollars in thousands)
Average loans and leases outstanding	$769,243	$757,546	$714,675	$743,038	$617,418
Gross loans and leases, excluding net deferred fees	$813,990	$761,163	$759,614	$742,021	$719,857
Nonaccrual loans	$1,711	$2,435	$2,859	$3,286	$3,465
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans and leases (NPLs)	1,711	2,435	2,859	3,286	3,465
Other real estate owned (OREO)	1,131	1,214	1,264	118	38

Total nonperforming assets (NPAs)	$2,842	$3,649	$4,123	$3,404	$3,503

Allowance for loan and lease losses:
Balance at beginning of period	$10,230	$10,089	$6,750	$9,461	$6,750
Balance acquired during period	—	—	2,547	—	2,547
Loans and leases charged off during period	(30)	(195)	(466)	(12)	(41)
Recoveries during period	36	46	193	40	45

Net recoveries (charge-offs) during period	6	(149)	(273)	28	4
Provision for loan and lease losses	185	290	1,065	285	160

Balance at end of period	$10,421	$10,230	$10,089	$9,774	$9,461

Selected ratios:
Annualized net (recoveries) charge-offs to average loans and leases	(0.00)%	0.08%	0.04%	(0.02)%	(0.00)%
Annualized provision for loan and lease losses to average loans and leases	0.10%	0.16%	0.15%	0.15%	0.10%
Allowance at end of period to gross loans and leases outstanding at end of period	1.28%	1.34%	1.33%	1.32%	1.31%
Allowance as percentage of nonperforming loans and leases	609.06%	420.12%	352.89%	297.44%	273.04%
NPLs to gross loans and leases	0.21%	0.32%	0.38%	0.44%	0.48%
NPAs to gross loans and leases and OREO	0.35%	0.48%	0.54%	0.46%	0.49%
NPAs to total assets	0.24%	0.31%	0.35%	0.29%	0.31%

    Gross loans and leases were $814.0 million at June 30, 2001, an increase of $54.4 million, or 7.16%, since December 31, 2000 and an increase of $72.0 million, or 9.70%, from June 30, 2000. Nonaccrual loans and leases were $1.7 million at June 30, 2001, representing a $1.1 million, or 40.15%, decrease from December 31, 2000, and a decrease of $1.6 million, or 47.93%, from June 30, 2000. Nonaccrual loans are, in the opinion of management, adequately secured. The ratio of nonaccrual loans to total gross loans decreased to 0.21% at June 30, 2001 from 0.38% at December 31, 2000. The ratio of nonperforming assets to total assets also decreased to 0.24% at June 30, 2001 from 0.35% as of

December 31, 2000. The Company does not have any loans and leases past due 90 days and still accruing.

    Credit concentrations  In management's opinion, the Company has a concentration of real estate-related loans with 73% at June 30, 2001 which is relatively consistent with year-end 2000. However, this concentration is spread across several sectors of the real estate market including single family mortgages, commercial real estate projects (including SBA guaranteed loans) and construction loans in various geographic regions in California. Management will continue to monitor the risk within the real estate-related portfolio by continuing to track key factors including, but not limited to, the percentage of real estate-related loans with government guarantees (i.e. SBA loans), weighted average loan-to-value ratios, as well as geographic and industry concentrations. The following table summarizes the Company's loan portfolio by loan category at the dates presented:

	June 30, 2001		December 31, 2000
	(Dollars in thousands)
Residential real estate loans	$189,519	23%	$202,759	27%
Commercial real estate loans	319,314	39%	269,321	35%
Construction loans	49,804	6%	68,021	9%
Equity lines	35,378	4%	29,394	4%
Commercial loans	115,554	14%	103,915	14%
SBA, portion held for sale, at cost which approximates market	41,486	5%	31,480	4%
SBA, unguaranteed portion held for investment	28,031	3%	33,379	4%
Consumer loans	20,644	3%	20,044	3%
Leases and other loans	14,440	2%	1,301	—

Gross loans	$813,990	100%	$759,614	100%

    Allowance for loan and lease losses.  The Company has established a monitoring system for its loans and leases in order to identify impaired and problem loans and leases. The monitoring system permits periodic evaluation of the adequacy of the ALLL. The monitoring system and ALLL methodology have been developed based upon the Company's experience and loan classifications have been incorporated into the determination of the adequacy of the ALLL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans and leases as well as loss factors for the balance of the portfolio that are based on an analysis relative to the Company's unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio, risk levels of particular loan categories, and internal loan review.

    The ALLL increased by $191 thousand during the three months ended June 30, 2001 due primarily to the $185 thousand provision made during the period. Net recoveries (recoveries net of charge-offs) for the three months ended June 30, 2001, totaled $6 thousand. The Company's annualized ratio of net charge-offs to average loans and leases was 0.00% for the three months ended June 30, 2001 and the ALLL as a percentage of loans stood at 1.28% at June 30, 2001. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the ALLL. Management believes that the ALLL of $10.4 million at June 30, 2001, is adequate based on the Company's evaluation of the loan portfolio and adherence to established credit policies. However, no assurance can be given that the current balance of the ALLL will be adequate in the future.

    Capital resources.  Stockholders' equity at June 30, 2001 increased to $133.0 million from $130.1 million at December 31, 2000.

    A bank holding company's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common stockholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill and other qualifying intangibles. Supplementary capital includes the ALLL (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are stockholders' equity, trust preferred securities and preferred stock in core capital, and the permitted amount of the ALLL in supplementary capital.

    At June 30, 2001, the minimum risk-based capital requirements for an institution to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted), subject to certain deductions.

    Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal bank regulatory agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company, Placer Capital Co ("PCC") and each of the Banks at June 30, 2001 and the two highest levels recognized under these regulations are summarized in the table below. The ratios for the Company, PCC, and each of the Banks all exceeded the well-capitalized guidelines as of June 30, 2001.

	Adequately Capitalized	Well Capitalized	BOC	PSB	PCC	Consolidated Company
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	11.21%	10.92%	10.96%	11.10%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.96%	9.67%	9.71%	9.85%
Tier 1 leverage capital ratio	4.00%	5.00%	7.87%	6.68%	6.71%	6.94%

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK.

    Liquidity management.  The Company relies upon deposits as its principal source of funds and therefore must be in a position to service depositors' needs for cash as they arise. Liquidity management is the process of planning to meet the cash flow requirements of customers who may either be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

    As an overall guide to ensuring adequate liquidity, management attempts to maintain a loan-to-deposit ratio of approximately 85% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities expressed as a percentage of total deposits) of approximately 15%. As so measured, on a consolidated basis the Company's liquidity ratio stood at 23% and 29%, respectively, on June 30, 2001 and December 31, 2000, while its loan to deposit ratio stood at 81% and 76% on those same dates. Loan balances increased 7.25% from year-end while deposit balances remained relatively unchanged. This resulted in the decrease in the Company's liquidity ratio and the increase in the Company's loan-to-deposit ratio. The loan-to-deposit and liquidity ratios are currently within targeted ranges.

    The Company is a corporation separate and apart from the Banks. It must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to the Company. At June 30, 2001, the Banks had approximately $2.4 million in the aggregate available to be paid as dividends to the Company. Management of the Company believes that such restrictions will not have an impact on the ability of the Company to meet its ongoing cash obligations. Additionally, the Company has a revolving line of credit as a secondary source of liquidity. At June 30, 2001 the Company had utilized $600 thousand of the $3.0 million available on this revolving line of credit. As of June 30, 2001, the Company did not have any material commitments for capital expenditures.

    Quantitative and qualitative disclosures about market risk.  Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates. The Company's market risk arises primarily from credit risk and the interest rate risks inherent in its lending and deposit taking activities. Credit risk is managed through adhering to established credit policies, loan review and an adequate ALLL (See Balance Sheet Analysis—Allowance for loan and lease losses).

    Interest rate risk is the exposure of a bank's financial condition to adverse movements in interest rates. Changes in interest rates may affect earnings of an entity by changing net interest income and may affect the underlying economic value of assets, liabilities and off-balance sheet instruments due to the present value of future cash flows resulting from different interest rates. The Company's Executive Asset Liability Management Committee (the "Executive ALCO Committee"), which includes senior management representatives, actively monitors and manages the Company's interest rate risk exposure. The Executive ALCO Committee's goal is to manage the various components of the Company's balance sheet in order to maintain the potential impact of immediate and sustained changes in interest rates on the Company's net portfolio value and net interest income within pre-established limits.

    The Executive ALCO Committee uses three methods for measuring and managing interest rate risk within Board approved limits: Net Interest Income Simulation Modeling, Market Value of Portfolio Equity Modeling; and Static Gap Analysis. The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors of the Company. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the pre-established ALCO guidelines, the Board of Directors may direct management to adjust its asset and liability mix in order to bring the Company's interest rate risk within Board-approved limits.

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

    At June 30, 2001, forecasted net interest income for the next 12 months would increase $257 thousand, or 0.52%, from an immediate 200 basis point increase in rates and would decrease $3.5 million, or 6.97%, from a rate decrease of similar magnitude. The simulated impact on net interest income in a downward rate environment in future periods is principally the result of the Company's projected basis risk associated with the Company's interest-bearing deposits.

    Market rates declined 275 basis points from December 31, 2000 to June 30, 2001. The Company's interest rate movement simulation model prepared as of December 31, 2000 suggested that, given an instantaneous and sustained decrease in market interest rates of 200 basis points, the Company's net interest margin would decline 18 basis points from the base case scenario. However, as disclosed in the Company's 2000 annual report, these computations did not contemplate any actions the Company may undertake in response to changes in interest rates. The Company achieved a net interest margin of 4.99% for the six months ended June 30, 2001, representing a four basis point decrease as compared to the 5.03% net interest margin for the year ended December 31, 2000. Maintaining the Company's net interest margin during the first six months of 2001 is attributed mainly to the Banks' deposit mix and ability to reprice this funding source in ways that marginalized the Company's projected basis risk. The Banks continued to see a steady increase in funding sources, exclusive of certificates of deposit, which management attributes to the Banks' relationship banking philosophy.

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

    Therefore, to measure interest rate risk for longer than one year, the Company uses a market value simulation model. This model estimates the effect of an instantaneous and sustained increase or decrease (shock) in market interest rates of 100 and 200 basis points on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet instruments, which calculates the "net portfolio value".

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

    As of June 30, 2001, with a 200 basis point increase in market rates, the Company's estimated net portfolio value would decrease $12.6 million, or 5.86%, from the base case scenario, and the estimated net portfolio value would decrease $292 thousand, or 0.14%, with a decrease of 200 basis points. However, the model does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates. The Company's market risk position as of June 30, 2001 continues to be lower than approved limits and is similar to the Company's December 31, 2000 position due to the composition of the Company's balance sheet.

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

    The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of both total assets and total interest-earning assets as of June 30, 2001 for different time intervals. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates.

	At June 30, 2001 Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- Sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$—	$—	$—	$—	$63,109	$63,109
Federal funds sold	34,585				—	34,585
Investment securities and interest bearing deposits with other banks	23,902	31,444	38,915	47,735	—	141,996
Loans and leases	335,051	73,675	151,173	253,069		812,968
Other assets(2)	—	—	—	—	125,827	125,827

Total assets	$393,538	$105,119	$190,088	$300,804	$188,936	$1,178,485

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$246,216	$246,216
Interest-bearing demand, money market and savings	401,746	—	—	—	—	401,746
Time certificates of deposit	137,277	172,907	49,602		—	359,786
Short term debt	3,405	— —	—	—	—	3,405
Long term debt	17,600	— —	—	—	—	17,600
Other liabilities	—	—	—	—	13,277	13,277
Minority interests	3,500	—	—	—	—	3,500
Stockholders' equity	—	—	—	—	132,955	132,955

Total liabilities & stockholders' equity	$563,528	$172,907	$49,602	—	$392,448	$1,178,485

Period gap	$(169,990)	$(67,788)	$140,486	$300,804	$(203,512)

Cumulative interest-earning assets	$393,538	$498,657	$688,745	$989,549

Cumulative interest-bearing liabilities	$563,528	$736,435	$786,037	$786,037

Cumulative gap	$(169,990)	$(237,778)	$(97,292)	$203,512

Cumulative interest-earning assets to cumulative interest-bearing liabilities	69.8%	67.7%	87.6%	125.9%
Cumulative gap as a percent of:
Total assets	(14.4)%	(20.2)%	(8.3)%	17.3%
Interest-earning assets	(17.2)%	24.0%	9.8%	20.6%

(1)
Assets or liabilities which are not interest rate-sensitive.

(2)
Allowance for loan and lease losses of $10.4 million as of June 30, 2001 is included in other assets.

    The foregoing table indicates that the Company had a negative one year gap of $237.8 million, or 20.2% of total assets, at June 30, 2001. In theory, this would indicate that at June 30, 2001, the Company had $237.8 million more in liabilities that would reprice than assets if there was a change in interest rates over the next year. Thus, if interest rates were to increase, this gap would tend to result in a lower net interest margin. Conversely, if interest rates were to decrease, this gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or funding liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its funding liability can vary significantly while the timing of repricing of both the asset and its funding liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

    The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally reprice along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive in the gap analysis, such as noninterest-bearing demand deposits, behave like long term fixed rate funding sources. Both of these factors tend to make the Company's actual behavior more asset sensitive than is indicated in the gap analysis. In fact the Company has experienced higher net interest income when rates rise, and lower net interest income when rates fall, in contrast to what is indicated by the gap analysis. Therefore, management uses the net interest income and net portfolio value simulation models as its primary interest rate risk management tools.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

Exhibit No.	Description
10.19	California Community Bancshares, Inc. Executive Incentive Compensation Plan, adopted as of May 29, 2001. *
10.20	First Amendment to Amended and Restated Credit Agreement and Limited Waiver of Default by and between Placer Capital Co., California Community Bancshares, Inc. and U.S. Bank National Association.
10.21	California Community Bancshares, Inc. Executive Survivor Compensation Plan, adopted as of June 19, 2001. *
11	Statement re: computation of per share earnings is included in Note 5 to the unaudited condensed consolidated financial statements of Registrant.

*
Compensatory plan.

REPORTS ON FORM 8-K

    On April 3, 2001, the Company filed a Current Report on Form 8-K under Item 5 to report the transmission of a letter from the Company's counsel to the American Banker for the purpose of correcting certain inaccuracies regarding the Company in an article in the March 14, 2001 edition of the American Banker. The Current Report included as an exhibit the letter transmitted by the Company's counsel to the American Banker. No financial statements were required or included.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California Community Bancshares, Inc.
Date: August 14, 2001	By:
/s/ Anat Bird
Anat Bird President and Chief Executive Officer
By:
/s/ David E. Hooston
David E. Hooston Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  REPORTS ON FORM 8-K
SIGNATURES