Form 10-Q
period 2001-09-30
CALIFORNIA COMMUNITY BANCSHARES INC
filed 2001-11-14
CIK 1094893

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-87481

CALIFORNIA COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3339505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

649 LINCOLN WAY
AUBURN, CALIFORNIA 95603
(Address of principal executive offices)

Registrant's telephone number: (714) 221-5353

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2001: 26,705,135 shares of common stock, $0.01 par value.

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2001	December 31, 2000
ASSETS
Cash and due from banks	$53,673	$55,778
Federal funds sold and securities purchased under agreements to resell	14,243	60,230

Total cash and cash equivalents	67,916	116,008
Interest-bearing deposits with other banks	1,098	1,784
Investment securities available-for-sale, at fair value	117,910	111,706
Investment securities held-to-maturity, at amortized cost	—	60,068
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,065	7,870
Loans and leases receivable, net of allowance for loan and lease losses of $11,397 at September 30, 2001 and $10,089 at December 31, 2000	879,920	747,953
Other real estate owned, net	1,748	1,264
Premises and equipment, net	21,655	23,014
Accrued interest receivable	6,605	7,258
Cash surrender value of life insurance	19,315	2,433
Goodwill and other intangible assets	79,382	83,925
Other assets	5,789	7,979

TOTAL ASSETS	$1,209,403	$1,171,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$261,800	$248,824
Interest-bearing deposits	772,944	754,714

Total deposits	1,034,744	1,003,538
Deferred income tax liabilities, net	6,156	6,997
Trust preferred securities	16,700	18,500
Accrued interest payable and other liabilities	13,949	8,587

Total liabilities	1,071,549	1,037,622
Minority interest in subsidiaries
Placer Capital Co. Preferred Stock issued to Placer Capital Funding LLC—$0.01 par value; 25,000,000 authorized; one share issued and outstanding at September 30, 2001 and December 31, 2000	3,500	3,500
Commitments and contingencies
Stockholders' equity:
Common stock—$0.01 par value; 75,000,000 shares authorized; 26,705,135 shares issued and outstanding at September 30, 2001 and 26,312,576 shares issued and outstanding at December 31, 2000	132,866	132,847
Accumulated other comprehensive income	1,522	496
Accumulated deficit	(34)	(3,203)

Total stockholders' equity	134,354	130,140

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,209,403	$1,171,262

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (a)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans and leases	$17,359	$17,551	$50,921	$47,759
Interest on deposits with other banks	19	24	73	156
Interest on Federal funds sold and securities purchased under agreements to resell	324	1,246	2,084	2,556
Interest on investment securities	1,906	2,579	6,591	7,342
Dividends on Federal Reserve Bank and Federal Home Loan Bank stocks	85	139	346	326

Total interest and dividend income	19,693	21,539	60,015	58,139

INTEREST EXPENSE:
Savings, money market and demand deposits	1,622	2,434	5,830	6,528
Time certificates of deposit under $100	2,685	3,348	9,042	9,085
Time certificates of deposit of $100 and over	1,662	2,448	5,827	6,324
Other borrowings	369	441	1,152	1,359

Total interest expense	6,338	8,671	21,851	23,296

NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	13,355	12,868	38,164	34,843
PROVISION FOR LOAN AND LEASE LOSSES	955	305	1,430	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	12,400	12,563	36,734	34,093
NONINTEREST INCOME:
Service charges and fees on deposits	1,032	773	2,580	2,166
Loan servicing fees	119	191	437	491
Referral and other loan related fees	324	215	1,082	592
Commissions on investment products	176	235	607	674
Gain on sale of loans, net	158	35	363	401
Gain (loss) on sale of securities	1,564	—	1,755	(7)
Increase in cash surrender value of life insurance	315	53	452	139
Other income	274	309	974	715

Total noninterest income	3,962	1,811	8,250	5,171

NONINTEREST EXPENSE:
Salaries and employee benefits	5,331	5,543	16,190	16,480
Occupancy, premises and equipment	1,837	1,785	5,359	5,009
Data and item processing	1,163	507	2,978	1,789
Professional fees	670	755	1,819	2,022
Communications	506	519	1,405	1,457
Business development	289	477	939	1,256
Customer services expense	314	375	1,118	1,028
Amortization of intangible assets	1,515	1,624	4,543	4,535
Reorganization and merger-related costs	—	—	500	1,563
Other operating expenses	1,539	977	3,932	3,266

Total noninterest expense	13,164	12,562	38,783	38,405

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	3,198	1,812	6,201	859
PROVISION FOR INCOME TAXES	1,382	859	2,830	944

INCOME (LOSS) BEFORE MINORITY INTERESTS	1,816	953	3,371	(85)
COST OF MINORITY INTEREST	64	82	202	256

NET INCOME (LOSS)	$1,752	$871	$3,169	(341)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Note 5)	$0.07	$0.03	$0.12	$(0.01)

a)
Sacramento Commercial Bank was acquired on February 29, 2000, using the purchase method of accounting. Accordingly, the operating results of Sacramento Commercial Bank are only included since the date of acquisition. Due to the timing of this acquisition, any comparison of data for the nine months ended September 30, 2000 to data for the current period may not be meaningful.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
NET INCOME (LOSS)	$1,752	$871	$3,169	$(341)
Other comprehensive income (loss), net of related taxes:
Unrealized holding gains arising during the period	462	273	1,119	223
Less reclassification of realized gains included in income	(821)	—	(93)	(6)

Total	(359)	273	1,026	217

COMPREHENSIVE INCOME (LOSS)	$1,393	$1,144	$4,195	$(124)

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$3,169	$(341)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for loan and lease losses	1,430	750
Amortization of intangible assets	4,543	4,535
Depreciation and amortization	2,303	2,303
Accretion of discount on investment securities, net	(366)	(605)
Amortization of loan fees/unearned discount/deferred gains	(548)	(195)
Proceeds from sale of loans	17,840	35,472
Gain on sale of loans	(363)	(401)
(Gain) loss on sale of investment securities	(1,755)	7
Gain on sale of other real estate owned	(1)	(6)
Gain on disposition of premises and equipment	(6)	(65)
Dividends received on Federal Home Loan Bank and Federal Reserve Bank stock	(166)	(88)
Decrease (increase) in accrued interest receivable and other assets	2,151	(33)
Deferred income tax liabilities, net	(802)	(438)
Increase (decrease) in accrued interest payable and other liabilities	4,886	(5,542)

Net cash provided by operating activities	32,315	35,353
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	686	5,792
Purchases of investment securities available-for-sale	(74,068)	(67,373)
Proceeds from calls and maturities of investment securities available-for-sale	51,553	32,582
Proceeds from calls and maturities of investment securities held-to-maturity	500	1,160
Proceeds from sales of investment securities available-for-sale	70,688	493
Principal collected on investment securities available-for-sale	8,371	940
Principal collected on investment securities held-to-maturity	695	7,137
Purchase of subsidiaries, net of cash acquired	—	(13,280)
Additional cash paid for acquisitions	—	(154)
Net disbursement of loans	(150,891)	(82,039)
Purchases of premises and equipment	(991)	(3,188)
Proceeds from sale of other real estate owned	84	482
(Purchase) proceeds from cash surrender value of life insurance policies	(16,430)	3,749
Purchase of Federal Reserve Bank stock, net	(28)	(3,438)

Net cash used in investing activities	(109,831)	(117,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	31,205	131,615
Proceeds from issuance of common stock and the exercise of options	19	33,400
Decrease in trust preferred securities	(1,800)	—
Purchase of dissenting shares	—	(3)

Net cash provided by financing activities	29,424	165,012
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,092)	83,228
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,008	55,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,916	$138,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$22,175	$17,463
Income taxes paid	2,255	1,645
Reclassification of securities from held-to-maturity to available-for-sale portfolio	58,893	—
Acquisitions of other real estate owned through foreclosure	617	126
SUPPLEMENTAL DISCLOSURE FOR ACQUISITION OF SUBSIDIARIES:
ASSETS ACQUIRED:
Cash	$—	$16,339
Federal funds sold	—	8,500
Investment securities	—	25,317
Investment in Federal Reserve Bank stock	—	177
Loans and leases	—	141,181
Other real estate owned	—	38
Premises and equipment	—	2,024
Accrued interest receivable	—	983
Cash surrender value of life insurance	—	4,519
Other assets	—	1,962
Favorable lease rights	—	346
Goodwill	—	20,825
Core deposit intangible	—	5,713

	—	227,924
LIABILITIES ASSUMED:
Deposits	—	182,265
Accrued interest and other liabilities	—	7,540

	—	189,805

CASH PAID FOR COMMON STOCK	$—	$38,119

See "Notes to Unaudited Condensed Consolidated Financial Statements."

CALIFORNIA COMMUNITY BANCSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

NOTE 1—DESCRIPTION OF BUSINESS

    California Community Bancshares, Inc. (the "Company"), incorporated on September 3, 1999 as a Delaware corporation, operates two banking subsidiaries, Placer Sierra Bank ("PSB") and Bank of Orange County ("BOC") (collectively, the "Banks"). The Company is the successor-in-interest to California Financial Bancorp ("CFB") which initiated business in September 1997 as a California corporation. The Banks are incorporated under the laws of the State of California and licensed by the California Department of Financial Institutions ("DFI") and are members of the Federal Reserve System.

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

NOTE 2—BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2000 to conform to the 2001 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

NOTE 4—UNAUDITED SUMMARY PRO FORMA DATA

    The following table shows unaudited summary pro forma statements of operations information for the nine months ended September 30, 2000 as if the SCB Acquisition was consummated as of January 1, 2000. The results for the Company for the nine months ended September 30, 2000, include the operating results of SCB since the date of acquisition. The pro forma results for the nine months ended September 30, 2000 include the January and February results for SCB, excluding nonrecurring acquisition-related costs capitalized as part of goodwill, and the additional amortization of purchase accounting adjustments.

    The pro forma statements of operations adjustments included below are based on management's estimates of costs and the fair value adjustments associated with this transaction. The Company's cost and fair value estimates may differ in the future, based on additional facts and information, such that actual cost could differ and hence are forward-looking. Readers are cautioned that the type and amount of actual costs incurred could vary materially from these estimates if future developments differ from the underlying assumptions used by management in determining the current estimate of these costs. The unaudited summary pro forma statements of operations information is not necessarily indicative of the results that would have occurred had the described acquisition been consummated on the date indicated or that may be achieved in the future.

UNAUDITED SUMMARY PRO FORMA STATEMENTS OF OPERATIONS INFORMATION
(In thousands, except per share data)

Nine Months Ended September 30, 2000
Interest income	$60,823
Interest expense	24,168

Net interest income	36,655
Provision for loan and lease losses	810

Net interest income after provision for loan and lease losses	35,845
Noninterest income	5,208
Noninterest expense, excluding reorganization and merger-related costs amortization of intangibles	33,761
Reorganization and merger-related expenses	1,563
Amortization of intangibles	4,844

Income before income taxes and minority interest	885
Income tax expense	1,040
Cost of minority interest	256

Net loss	$(411)

Per share information:
Weighted average shares outstanding:
Basic	26,312.6
Diluted	26,312.6
Net loss per share:
Basic	$(0.02)
Diluted	$(0.02)

NOTE 5—NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When an entity has a loss the inclusion of potential common shares in the denominator of a diluted per share computation will always result in an anti-dilutive per share amount. Thus, the diluted loss per share amount is the same as the basic loss per share amount. The following is a summary of the calculation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2001 and 2000:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30
	2001		2000	2001	2000
	(In thousands, except per share data)
Net income (loss)	$1,752		$871	$3,169	$(341)

Weighted average shares outstanding	26,704,968		26,312,576	26,447,676	25,206,987

Basic net income (loss) per share	$0.07		$0.03	$0.12	$(0.01)

Weighted average shares outstanding	26,704,968		26,312,576	26,447,676	25,206,987
Effect of dilutive stock options and debentures	—	(a)	586,095	316,326	— (a)

Diluted shares outstanding	26,704,968		26,898,671	26,764,002	25,206,987

Diluted net income (loss) per share	$0.07		$0.03	$0.12	$(0.01)

(a)
For the three months ended September 30, 2001, the number of antidilutive options to purchase Company shares are zero and for the nine months ended September 30, 2000, the number of antidilutive options to purchase Company shares totaled 586,095.

NOTE 6—RECLASSIFICATION OF SECURITIES

    During the first quarter of 2001 the Company transferred $58.9 million of securities from its held-to-maturity portfolio to its available-for-sale portfolio and recorded a related unrealized gain of $967 thousand. This transfer of securities was completed to forbear any liquidity concerns that may arise during the Company's projected shift in its earning asset mix towards a mix that anticipates a higher percentage of loans. During the third quarter of 2001, approximately $38.2 million of the transferred portfolio was sold for the purpose of further augmenting the Company's liquidity position. The sale resulted in a pretax gain of approximately $1.6 million in the third quarter.

NOTE 7—RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS No. 144").

    SFAS No. 141 effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 shall be accounted for under the purchase method of accounting. SFAS No. 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001, and establishes additional disclosure requirements for business combinations occurring after the effective date.

    SFAS No. 142 eliminates goodwill amortization associated with business combinations completed after June 30, 2001. During the period from July 1, 2001 through December 31, 2001 goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement. Effective January 1, 2002, all goodwill amortization expense will cease and goodwill will be assessed for impairment by applying a fair-value-based test. SFAS No. 142 also provides additional guidance regarding acquired intangibles that should be separately recognized and amortized.

    As of January 1, 2002, the Company expects to have unamortized goodwill in the amount of $64.0 million and unamortized identifiable intangible assets in the amount of $13.9 million which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.9 million and $2.4 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with Statements No. 141 and 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle, however, the elimination of goodwill amortization is expected to reduce the Company's noninterest expense by approximately $3.2 million in the fiscal year ending December 31, 2002.

    SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accrued at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

    SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 144 will have a material impact its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a California state-wide multi-bank holding company operating two banking subsidiaries, Placer Sierra Bank ("PSB") and Bank of Orange County ("BOC"). At September 30, 2001, the Company had total assets of $1.2 billion, loans of $891 million and total deposits of $1.0 billion. BOC and PSB are referred to collectively as the "Banks".

    The Company serves Placer, Sacramento, Nevada, El Dorado, Plumas and Sierra Counties, California through PSB with 28 branches, and Sacramento Commercial Bank ("SCB"), a division of PSB, with one branch, and serves Orange County and Los Angeles County through BOC, with five branches and CalWest Bank ("CalWest"), a division of BOC, with one branch.

    The Company, through the Banks, provides a wide range of banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and individuals. The Company is committed to running the Banks as relationship-based, community banks serving the needs of the market areas surrounding their branches. The strategy for serving the Company's target markets is the delivery of value-added products and services that satisfy the primary needs of the Company's customers, emphasizing superior service and relationships rather than transaction volume.

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

    On March 21, 2001, the Company received permission from the appropriate regulatory authorities to merge SCB with and into PSB (the "PSB/SCB Merger"). This merger was consummated on March 23, 2001 and management continues to market and operate SCB as a division of PSB. Management expects that the PSB/SCB Merger will cause the Company to realize further the benefits initiated by the PSB/SCB Reorganization.

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

RESULTS OF OPERATIONS

    The following tables summarize net income (loss), net income (loss) per share, and key financial ratios for the periods indicated using two different measurements:

Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)
Net income (loss)	$1,752	$871	$3,169	$(341)
Net income (loss) per share:
Basic	$0.07	$0.03	$0.12	$(0.01)
Diluted	$0.07	$0.03	$0.12	$(0.01)
Annualized return on average assets	0.58%	0.30%	0.36%	(0.04)%
Annualized return on average stockholders' equity	5.20%	2.70%	3.20%	(0.38)%

Net Operating Income
(Income before intangible amortization, reorganization and
merger-related costs, net of their tax effect)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)
Net operating income	$2,969	$2,149	$7,113	$4,140
Net operating income per share:
Basic	$0.11	$0.08	$0.27	$0.16
Diluted	$0.11	$0.08	$0.27	$0.16
Annualized return on average tangible assets	1.05%	0.79%	0.86%	0.55%
Annualized return on average tangible stockholders' equity	19.75%	17.01%	16.65%	11.65%

    Third quarter analysis.  Consolidated net operating income for the three months ended September 30, 2001 and 2000 was $3.0 million and $2.1 million, respectively, or $0.11 and $0.08 per diluted share, respectively. The annualized net operating return on average tangible assets improved to 1.05% from 0.79% while the annualized net operating return on average tangible stockholders' equity increased to 19.75% from 17.01% for the same time periods.

    The $820 thousand, or 38.2%, improvement in net operating income was the result of: a $487 thousand, or 3.8%, improvement in net interest income associated with a $20.4 million, or 2.0%, increase in earning assets; and a $2.2 million, or 118.8%, increase in noninterest income associated with gains on the sale of securities; which was offset by a $650 thousand, or 213.1%, increase in the provision for loan and lease losses; a $602 thousand, or 4.8%, increase in noninterest expense, and an increase in the provision for income taxes associated with the increase in taxable income.

    Consolidated net income for the quarter ended September 30, 2001, was $1.8 million or $0.07 per diluted share. This compares with consolidated net income of $871 thousand or $0.03 per diluted share for the quarter ended September 30, 2000.

    Year-to-date analysis.  Consolidated net operating income for the nine months ended September 30, 2001 and 2000 was $7.1 million and $4.1 million, respectively, or $0.27 and $0.16 per diluted share, respectively. The annualized net operating return on average tangible assets improved to 0.86% from 0.55% while net operating return on average tangible stockholders' equity increased to 16.65% from 11.65% for the same time periods.

    The $3.0 million, or 71.8%, improvement in net operating income was the result of: a $3.3 million, or 9.5%, improvement in net interest income associated with a $82.3 million, or 8.9%, increase in earning assets; and a $3.1 million, or 59.5%, increase in noninterest income; which was offset by a $680 thousand, or 90.7%, increase in the provision for loan and lease losses; and a $378 thousand, or 1.0%, increase in noninterest expense; and an increase in the provision for income taxes associated with the improvement in taxable income. The growth in average interest-earning assets includes the impact of the SCB Acquisition on February 29, 2000, which was accounted for under the purchase method of accounting. Accordingly, average interest-earning assets for the nine months ended September 30, 2000, include the impact of SCB for the months of March through September 2000, inclusive.

    Consolidated net income for the nine month period ended September 30, 2001, was $3.2 million or $0.12 per diluted share. This compares with a consolidated net loss of $341 thousand or $0.01 per diluted share for the nine month period ended September 30, 2000.

    Net operating income.  The following table presents net operating income and operating noninterest expense used in key financial data and ratios for the three and nine month periods ended September 30, 2001 and 2000. The Company deducts reorganization and merger-related costs related primarily to the PSB/SCB Merger, the PSB/SCB Reorganization and the BOC/CalWest Merger (which represent severance costs, system conversion costs, termination penalties to exit data processing contracts and professional fees to accomplish the merger-related activities) in calculating net operating income. The Company expects further reorganization and merger-related costs as the Company identifies and pursues further operating efficiency opportunities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)
Net operating income:
Net income (loss)	$1,752	$871	$3,169	$(341)
Adjustments to net income (loss):
After-tax core deposit intangible amortization	426	495	1,278	1,392
Goodwill amortization	791	783	2,372	2,169

Net operating income before after-tax reorganization and merger-related costs	2,969	2,149	6,819	3,220
After-tax reorganization and merger-related costs	—	—	294	920

Net operating income	$2,969	$2,149	$7,113	$4,140

Operating noninterest expense:
Noninterest expense	$13,164	$12,562	$38,783	$38,405
Adjustments to noninterest expense:
Core deposit intangible amortization	724	841	2,171	2,366
Goodwill amortization	791	783	2,372	2,169
Reorganization and merger-related costs	—	—	500	1,563

Operating noninterest expense	$11,649	$10,938	$33,740	$32,307

Efficiency ratio	76.0%	85.6%	83.6%	96.0%
Efficiency ratio based on operating noninterest expense	67.3%	74.5%	72.7%	80.7%

    Third quarter analysis.  The efficiency ratio (noninterest expense divided by revenues) is a measure of the Company's efficiency in generating revenue. A lower or declining ratio indicates improving efficiency.

    The Company's efficiency ratio for the three months ended September 30, 2001 improved to 76.0% from 85.6% for the same period of 2000. Exclusive of reorganization and merger-related expenses, and amortization expense of goodwill and core deposit intangibles, the Company's efficiency ratio (operating noninterest expense divided by revenues) improved to 67.3% for the three months ended September 30, 2001 from 74.5% for the same period of 2000. This improvement results from the increase in interest-earning assets combined with the realization of the cost efficiencies associated with the BOC/CalWest Merger, the PSB/SCB Reorganization and the PSB/SCB Merger. Average interest-earning assets increased 2.0% and total revenues increased 18.0% for the three months ended September 30, 2001 when compared to the same period of 2000. The Company expects further improvement in its efficiency ratio as the Company pursues further operating efficiencies while actively seeking additional sources of revenue. For additional analysis see —Noninterest income and —Noninterest expense.

    Year-to-date analysis.  The Company's efficiency ratio for the nine month period ended September 30, 2001 improved to 83.6% from 96.0% for the nine months ended September 30, 2000. Operating noninterest expense increased by $1.4 million, or 4.4%, for the nine month period ended September 30, 2001 when compared to the same period of 2000. The increase in operating noninterest expense resulted from the inclusion of SCB's results for the full nine months in 2001 when compared to the nine month period ended September 30, 2000. When reorganization and merger-related expenses are excluded, along with the amortization expense of goodwill and core deposit intangibles, the efficiency ratio (operating noninterest expense divided by revenues) improved to 72.7% for the nine month period ended September 30, 2001 from 80.7% for the same period of 2000. This improvement is attributed to the increase in revenues for the nine month period ended September 30, 2001 when compared to the same period of 2000. Average interest-earning assets increased 8.9% for the nine month period ended September 30, 2001 when compared to the same period of 2000 and total revenues increased by 16.0% for the same period.

    Net interest income.  Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information regarding average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three and nine month periods ended September 30, 2001 and September 30, 2000. Average loans and leases include nonaccrual loans and leases.

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases	$850,428	$17,359	8.10%	$753,142	$17,551	9.27%
Investment securities:
Taxable	113,273	1,765	6.18%	152,594	2,434	6.35%
Nontaxable	12,373	141	4.52%	12,063	145	4.78%
Federal funds sold and securities purchased under agreements to resell	39,515	324	3.25%	75,600	1,246	6.56%
Other earning assets	9,499	104	4.34%	11,244	163	5.77%

Total interest-earning assets	1,025,088	19,693	7.62%	1,004,643	21,539	8.53%
Noninterest-earning assets:
Cash and due from banks	50,126			55,264
Other assets	123,058			105,099

Total assets	$1,198,272			$1,165,006

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$153,475	577	1.49%	$108,488	551	2.02%
Money market	154,672	799	2.05%	156,102	1,287	3.28%
Savings	101,718	246	0.96%	106,926	596	2.22%
Time	357,560	4,347	4.82%	402,748	5,796	5.73%

Total interest-bearing deposits	767,425	5,969	3.09%	774,264	8,230	4.23%
Short term borrowing	6,058	55	3.60%	86	2	9.21%
Long term debt	17,306	314	7.20%	18,500	439	9.44%

Total interest-bearing liabilities	790,789	6,338	3.18%	792,850	8,671	4.35%
Noninterest-bearing liabilities:
Demand deposits	256,396			231,104
Other liabilities	17,347			12,487

Total liabilities	1,064,532			1,036,441
Stockholders' equity	133,740			128,565

Total liabilities and stockholders' equity	$1,198,272			$1,165,006

Net interest income		$13,355			$12,868

Net interest spread			4.44%			4.18%

Net interest margin			5.17%			5.10%

    Third quarter analysis.  The net interest margin increased to 5.17% from 5.10% for the three month period ended September 30, 2001 when compared to the same period in 2000.

    The decline in the yield on interest-earning assets and the cost of interest-bearing funds during the three months ended September 30, 2001 compared to the same period of 2000 reflects the impact of the unprecedented decline in market rates precipitated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") actions both before and after September 11, 2001. Market rates declined 300 basis points through eight separate rate reductions from January 1, 2001 to September 30, 2001.

    The yield on interest-earning assets decreased 91 basis points to 7.62% for the three months ended September 30, 2001 from 8.53% for the same period of 2000. The overall yield on earning assets for the three months ended September 30, 2001 was positively impacted by the percentage of average loans to total average earning assets which increased to 83.0% from 75.0% for the same period of 2000. Average loans and leases outstanding increased $97.3 million, or 12.9%, for the three months ended September 30, 2001 compared to the same period of 2000. Total average interest-earning assets increased by $20.4 million, or 2.0%, for the three months ended September 30, 2001 compared to the same period of 2000. In addition, interest-earning assets as a percentage of interest-bearing liabilities increased to 129.6% for the three months ended September 30, 2001 from 126.7% for the same period of 2000.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, decreased 117 basis points to 3.18% during the third quarter of 2001 from 4.35% during the third quarter of 2000. In addition to the decline in the cost of funds associated with the change in overall market rates, a portion of the decrease in the cost of funds is the result of the Company replacing higher cost certificates of deposit with lower cost interest-bearing demand accounts. Average certificates of deposit as a percentage of total average interest-bearing deposits declined to 46.6% for the three months ended September 30, 2001 from 52.0% for the same period of 2000.

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases	$792,746	$50,921	8.59%	$704,710	$47,759	9.05%
Investment securities:
Taxable	130,541	6,163	6.31%	145,468	6,907	6.34%
Nontaxable	12,369	428	4.63%	12,071	435	4.81%
Federal funds sold and securities purchased under agreements to resell	64,255	2,084	4.34%	55,210	2,556	6.18%
Other earning assets	9,611	419	5.83%	9,746	482	6.61%

Total interest-earning assets	1,009,522	60,015	7.95%	927,205	58,139	8.38%
Noninterest-earning assets:
Cash and due from banks	58,059			47,938
Other assets	119,626			109,365

Total assets	$1,187,207			$1,084,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$135,471	1,722	1.70%	$99,754	1,400	1.87%
Money market	157,452	3,074	2.61%	133,576	3,379	3.38%
Savings	101,441	1,034	1.36%	105,684	1,749	2.21%
Time	369,563	14,869	5.38%	377,600	15,409	5.45%

Total interest-bearing deposits	763,927	20,669	3.62%	716,614	21,937	4.09%
Short term borrowing	4,226	124	3.92%	29	2	9.21%
Long term debt	17,989	1,028	7.64%	18,500	1,357	9.80%

Total interest-bearing liabilities	786,142	21,851	3.72%	735,143	23,296	4.23%
Noninterest-bearing liabilities:
Demand deposits	247,454			209,088
Other liabilities	21,103			19,079

Total liabilities	1,054,699			963,310
Stockholders' equity	132,508			121,198

Total liabilities and stockholders' equity	$1,187,207			$1,084,508

Net interest income		$38,164			$34,843

Net interest spread			4.23%			4.14%

Net interest margin			5.05%			5.02%

    Year-to-date analysis.  The net interest margin for the nine month period ended September 30, 2001 increased slightly to 5.05% compared to 5.02% for the same period of 2000. The net interest spread also increased to 4.23% for the nine month period ended September 30, 2001 from 4.14% for the same period of 2000.

    The yield on interest-earning assets decreased 43 basis points to 7.95% for the nine month period ended September 30, 2001, from 8.38% for the same period of 2000. The decrease in the overall rate environment for the first nine months of 2001 when compared to same period of 2000 contributed to the decrease in the yield on interest-earning assets. Average interest-earning assets increased by $82.3 million, or 8.9%, for the nine month period ended September 30, 2001, when compared to the same period of 2000. Average loan and lease balances increased by $88.0 million, or 12.5%, for the nine month period ended September 2001 when compared to the same period of 2000. The Company's increased loan volumes and the full nine month impact of the assets from the SCB Acquisition contributed to both the earning assets increase and the average loan and lease balance increase for the nine month period ended September 30, 2001 when compared to the same period of 2000.

    The Company's cost of funds, excluding noninterest-bearing demand deposits, decreased 51 basis points to 3.72% for the nine month period ended September 30, 2001 from 4.23% during the same period of 2000. The Company's cost of interest-bearing deposits for the nine month period ended September 30, 2001 decreased to 3.62% compared to 4.09% for the same period of 2000. Rates for all interest-bearings products have declined along with market rates. The percentage of time certificates of deposit to interest-bearing deposits decreased to 48.4% from 52.7% when comparing the nine month period ended September 30, 2001 to the same period of 2000.

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

    The provision for loan and lease losses totaled $955 thousand for the three months ended September 30, 2001 compared to a provision of $305 thousand for the same period in 2000. For the nine months ended September 30, 2001 and 2000, the Company recognized a charge for the provision for loan and lease losses of $1.4 million and $750 thousand, respectively. The increase in the provision for the three and nine months ended September 30, 2001 compared to the same periods for 2000 relates primarily to a single credit which management downgraded during the third quarter of 2001. See-Balance Sheet Analysis—Credit quality.

    Noninterest income.  The Company derives noninterest income primarily from service fees and charges on deposit products, loan servicing fees related to the sold portion of SBA and mortgage loans, commissions earned through loan referral programs and selling investment products as well as gains on sale of loans and other miscellaneous income.

    The following tables set forth the details of noninterest income for the three and nine months ended September 30, 2001, and September 30, 2000. As SCB was acquired on February 29, 2000, the Company's results for 2000 include noninterest income from SCB since the acquisition date. For purposes of this analysis, the "Pro Forma Company" column for 2000 combines pre-acquisition historical results for the Company from the 2000 period with the historical results of SCB for the two months ended February 29, 2000.

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Change
	(In thousands)
Service charges and fees on deposits	$1,032	$773	$259
Loan servicing fees	119	191	(72)
Loan referral fees	324	215	109
Commissions on investment products	176	235	(59)
Gain on sale of loans, net	158	35	123
Gain on sale of securities, net	1,564	—	1,564
Increase in cash surrender value of life insurance	315	53	262
Other income	274	309	(35)

Total noninterest income	$3,962	$1,811	$2,151

    Third quarter analysis.  Total noninterest income increased $2.2 million, or 118.8%, to $4.0 million for the three month period ended September 30, 2001, from $1.8 million for the same period of 2000.

This increase is principally comprised of a $1.6 million increase in gain on sale of securities, a $262 thousand increase in cash surrender value of life insurance and an increase of $259 thousand in service charges and fees on deposits. The increase in gain on sale of securities is due to gains realized from the sale of $38.2 million of mortgage-backed securities, the proceeds of which were reinvested in a 24-month ladder of U.S. Treasury Securities, as well as from the redemption of securities called by the issuers during the period. The increase in cash surrender value of life insurance is a result of the Company's purchase of $16.5 million of Bank Owned Life Insurance ("BOLI") policies during the second quarter of 2001. The increase in service charges and fees on deposits results from both an increase in the Company's deposit base coupled with the Company offering additional deposit related services.

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	Two Months Ended February 29, 2000	Nine Months Ended September 30, 2001
	Company	Company	SCB	Pro Forma Company	Change
	(In thousands)
Service charges and fees on deposits	$2,580	$2,166	$22	$2,188	$392
Loan servicing fees	437	491	103	594	(157)
Loan referral fees	1,082	592	6	598	484
Commissions on investment products	607	674	—	674	(67)
Gain on sale of loans, net	363	401	—	401	(38)
Gain (loss) on sale of securities, net	1,755	(7)	(97)	(104)	1,859
Increase in cash surrender value of life insurance	452	139	—	139	313
Other income	974	715	3	718	256

Total noninterest income	$8,250	$5,171	$37	$5,208	$3,042

    Year-to-date analysis.  On a pro forma basis with SCB, total noninterest income increased $3.0 million, or 58.4%, to $8.3 million for the nine months ended September 30, 2001, from $5.2 million for the nine months ended September 30, 2000. This increase is principally comprised of a $1.9 million increase in gain on sale of securities, a $484 thousand increase in loan referral fees, an increase of $392 thousand in service charges and fees on deposits, an increase of $313 thousand in cash surrender value of life insurance and an increase of $256 thousand in other income. The comments noted above in the third quarter analysis that pertain to gain on sale of securities, increase in cash surrender value of life insurance and service charges and fees on deposits are applicable when comparing the nine months ended September 30, 2001 to the same period of 2000. The increase in loan referral fees is the result of the Company's success in marketing certain real estate-related SBA loans to an unaffiliated bank. The increase in other income is due mainly to the receipt of a non-recurring litigation settlement of approximately $190 thousand recorded during the first quarter of 2001.

    Noninterest expense.  The following tables set forth the details of noninterest expense for the three and nine months ended September 30, 2001, and September 30, 2000. As SCB was acquired on February 29, 2000, the Company's results for 2000 include noninterest expense from SCB since the acquisition date. For purposes of this analysis, the "Pro Forma Company" column for the nine months ended September 30, 2000 combines the historical results of the Company for the 2000 period with SCB's actual results for the two months ended February 29, 2000.

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Change
	(In thousands)
Salaries and employee benefits	$5,331	$5,543	$(212)
Occupancy, premises and equipment	1,837	1,785	52
Data and item processing	1,163	507	656
Professional fees	670	755	(85)
Communications	506	519	(13)
Business development	289	477	(188)
Customer services	314	375	(61)
Other	1,539	977	562

Total operating noninterest expense (before intangibles amortization)	11,649	10,938	711
Amortization of intangibles	1,515	1,624	(109)

Total noninterest expense	$13,164	$12,562	$602

    Third quarter analysis.  Total operating noninterest expense, before intangibles amortization, increased $711 thousand, or 6.5%, to $11.6 million for the three month period ended September 30, 2001, from $10.9 million for the same period in 2000. This increase is due principally to a $656 thousand increase in data and item processing and a $562 thousand increase in other noninterest expense. Offsetting these increases were decreases in salary expense and business development expenses. The increase in data and item processing is the result of the decision to outsource these functions at PSB during the first quarter of 2001 to an external provider. Included in other noninterest expense are loan generation related expenses such as the cost of external appraisals, credit reports and underwriting expenses. During the three month period ended September 30, 2001 loans and leases outstanding, net of fees, increased by $78.3 million compared to an increase of $10.1 million for the same period of 2000. This increase differential contributed to increased loan related expenses for the three month period ended September 30, 2001 when compared to the same period of 2000, resulting in increased other noninterest expense. The decrease in salaries and benefits is attributed to the savings realized from the BOC/CalWest Merger, the PSB/SCB Reorganization, the PSB/SCB Merger, and outsourcing data and item processing. Total noninterest expense increased by $602 thousand, or 4.8%, to $13.2 million for the three month period ended September 30, 2001 from $12.6 million for the same period of 2000.

				Nine Months Ended September 30, 2000
	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	Two Months Ended February 29, 2000
				Pro Forma Company
	Company	Company	SCB		Change
	(In thousands)
Salaries and employee benefits	$16,190	$16,480	$892	$17,372	$(1,182)
Occupancy, premises and equipment	5,359	5,009	181	5,190	169
Data and item processing	2,978	1,789	26	1,815	1,163
Professional fees	1,819	2,022	49	2,071	(252)
Communications	1,405	1,457	29	1,486	(81)
Business development	939	1,256	66	1,322	(383)
Customer services	1,118	1,028	18	1,046	72
Other	3,932	3,266	194	3,460	472

Total operating noninterest expense (before intangibles amortization and reorganization and merger-related costs)	33,740	32,307	1,455	33,762	(22)
Amortization of intangibles	4,543	4,535	—	4,535	8
Reorganization and merger-related costs	500	1,563	790	2,353	(1,853)

Total noninterest expense	$38,783	$38,405	$2,245	$40,650	$(1,867)

    Year-to-date analysis.  On a pro forma basis with SCB, total operating noninterest expense, before intangibles amortization and reorganization and merger-related costs, decreased $22 thousand, or 0.1%, and totaled approximately $33.8 million for the nine month periods ended September 30, 2001 and 2000. Areas of significant decreases included salary and employee benefits, business development expenses, and professional fees. Offsetting these savings were increases in data and item processing, and other noninterest expense. Savings in salaries and benefits are associated with the benefits of the BOC/CalWest Merger, the PSB/SCB Reorganization and the PSB/SCB Merger. The increase in data and item processing are the result of the Company's outsourcing of data processing activities during the first nine months of 2001. The Company previously employed in-house processing whose costs included salaries and benefits and depreciation and amortization of hardware and software, which were previously reported in those categories. The increase in other noninterest expense is as noted above. Occupancy and equipment expense increased for the nine months ended September 30, 2001 when compared to the same period, primarily due to the Company's southern California subsidiary which opened a branch and an operations service center during the end of the third quarter of 2000. On a pro forma basis with SCB, total noninterest expense decreased by $1.9 million, or 4.6%, to $38.8 million for the nine months ended September 30, 2001 from $40.6 million for the same period in 2000.

    Income taxes.  The Company's statutory effective income tax rate approximates 41.15%, representing a blend of the statutory Federal income tax rate of 34.0% and the effective California franchise tax rate of 7.15%. The Company's effective income tax rates were a charge of 43.2% and 47.4% for the three month periods ended September 30, 2001 and 2000, respectively. For the nine month periods ended September 30, 2001 and 2000, the effective tax rates were a charge of 45.6%, and a charge of over 100%, respectively. The reportable effective tax rates are different than the statutory effective tax rate largely as a result of nondeductible goodwill amortization expense.

BALANCE SHEET ANALYSIS

    Credit quality  The Company defines nonperforming assets to include (i) loans and leases on which it has ceased to accrue interest ("nonaccrual loans") and (ii) assets acquired through foreclosure, including other real estate owned. "Impaired loans" are commercial, commercial real-estate, other real-estate related and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not synonymous with the category of "nonaccrual loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the original contractual terms of the loan or (ii) the loan is a consumer loan or other homogeneous type of loan that is reviewed on a collective basis for impairment.

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

	Quarter Ended September 30, 2001	Quarter Ended June 30, 2001	Quarter Ended March 31, 2001	Year Ended Dec 31, 2000	Quarter Ended September 30, 2000
	(Dollars in thousands)
Average loans and leases outstanding	$850,428	$769,243	$757,546	$714,675	$753,142

Gross loans and leases, excluding net deferred fees	$892,341	$813,990	$761,163	$759,614	$751,858

Nonaccrual loans	$2,193	$1,711	$2,435	$2,859	$4,423
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans and leases (NPLs)	2,193	1,711	2,435	2,859	4,423
Other real estate owned (OREO)	1,748	1,131	1,214	1,264	164

Total nonperforming assets (NPAs)	$3,941	$2,842	$3,649	$4,123	$4,587

Allowance for loan and lease losses:
Balance at beginning of period	$10,421	$10,230	$10,089	$6,750	$9,774
Balance acquired during period	—	—	—	2,547	—
Loans and leases charged off during period	(58)	(30)	(195)	(466)	(76)
Recoveries during period	79	36	46	193	38

Net recoveries (charge-offs) during period	21	6	(149)	(273)	(38)
Provision for loan and lease losses	955	185	290	1,065	305

Balance at end of period	$11,397	$10,421	$10,230	$10,089	$10,041

Selected ratios:
Annualized net recoveries (charge offs) to average loans and leases	0.01%	0.00%	(0.08)%	(0.04)%	(0.02)%
Annualized provision for loan and lease losses to average loans and leases	0.45%	0.10%	0.16%	0.15%	0.16%
Allowance at end of period to gross loans and leases outstanding at end of period	1.28%	1.28%	1.34%	1.33%	1.34%
Allowance as percentage of nonperforming loans and leases	519.70%	609.06%	420.12%	352.89%	227.02%
NPLs to gross loans and leases	0.25%	0.21%	0.32%	0.38%	0.59%
NPAs to gross loans and leases and OREO	0.44%	0.35%	0.48%	0.54%	0.61%
NPAs to total assets	0.33%	0.24%	0.31%	0.35%	0.38%

    Gross loans and leases were $892.3 million at September 30, 2001, an increase of $132.7 million, or 17.5%, since December 31, 2000 and an increase of $140.5 million, or 18.7%, from September 30, 2000. Nonaccrual loans and leases were $2.2 million at September 30, 2001, representing a $666 thousand, or 23.3%, decrease from December 31, 2000. Nonaccrual loans are, in the opinion of management, adequately secured. The ratio of nonaccrual loans to total gross loans decreased to 0.25% at September 30, 2001 from 0.38% at December 31, 2000. The ratio of nonperforming assets to total assets also decreased to 0.33% at September 30, 2001 from 0.35% as of December 31, 2000. The Company does not have any loans and leases past due 90 days and still accruing interest.

    Credit concentrations  In management's opinion, the Company has a concentration of real estate-related loans with 71.0% at September 30, 2001 compared to 75.1% at December 31, 2000. However, this concentration is spread across several sectors of the real estate market including single family mortgages, commercial real estate projects (including SBA guaranteed loans) and construction loans in various geographic regions in California. Management will continue to monitor the risk within the real estate-related portfolio by continuing to track key factors including, but not limited to, the percentage of real estate-related loans with government guarantees (i.e. SBA loans), weighted average loan-to-value ratios, as well as geographic and industry concentrations. The following table summarizes the Company's loan portfolio by loan category at the dates presented:

	September 30, 2001		December 31, 2000
	(Dollars in thousands)
Residential real estate loans	$167,030	19%	$202,754	27%
Commercial real estate loans	364,731	41%	269,321	35%
Construction loans	57,848	6%	68,021	9%
Equity lines	44,214	5%	29,394	4%
Commercial loans	137,528	16%	103,915	14%
SBA, portion held for sale, at cost which approximates market	43,703	5%	31,480	4%
SBA, unguaranteed portion held for investment	27,885	3%	33,379	4%
Consumer loans	21,342	2%	20,044	3%
Leases and other loans	28,060	3%	1,301	—

Gross loans	$892,341	100%	$759,614	100%

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

    The ALLL increased by $976 thousand during the three months ended September 30, 2001 due primarily to the $955 thousand provision made during the same period. Net recoveries (recoveries net of charge-offs) for the three months ended September 30, 2001, totaled $21 thousand. The Company's annualized ratio of net recoveries to average loans and leases was 0.01% for the three months ended September 30, 2001 and the ALLL as a percentage of loans stood at 1.28% at September 30, 2001. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the ALLL. Management believes that the ALLL of $11.4 million at September 30, 2001, is adequate based on the Company's evaluation of the loan portfolios and adherence to established credit policies. However, no assurance can be given that the current balance of the ALLL will be adequate in the future.

    Capital resources.  Stockholders' equity at September 30, 2001 increased to $134.4 million from $130.1 million at December 31, 2000.

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

    At September 30, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted), subject to certain deductions, for the preceding quarter.

    Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company, Placer Capital Co ("PCC") and each of the Banks at September 30, 2001 and the two highest levels recognized under these regulations are summarized in the table below. These ratios all exceeded the well-capitalized guidelines as of September 30, 2001.

	Adequately Capitalized	Well Capitalized	BOC	PSB	PCC	Consolidated Company
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	10.43%	10.40%	10.43%	10.49%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.18%	9.15%	9.18%	9.24%
Tier 1 leverage capital ratio	4.00%	5.00%	7.85%	6.78%	6.81%	7.08%

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

    As an overall guide to ensuring adequate liquidity, management attempts to maintain a loan-to-deposit ratio of approximately 85% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities expressed as a percentage to total deposits) of approximately 15%. As so measured, on a consolidated basis the Company's liquidity ratio stood at 23% and 29%, respectively, on September 30, 2001 and December 31, 2000, while its loan to deposit ratio stood at 81% and 76% on those same dates. Loan balances increased significantly from year-end while deposit balances remained relatively unchanged. This resulted in the decrease in the Company's liquidity ratio and the increase in the Company's loan-to-deposit ratio. The loan-to-deposit and liquidity ratios are currently within targeted ranges.

    The Company is a corporation separate and apart from the Banks. It must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to the Company. At September 30, 2001, the Banks had approximately $2.4 million in the aggregate available to be paid as dividends to the Company. Management of the Company believes that such restrictions will not have an impact on the ability of the Company to meet its ongoing cash obligations. Additionally, the Company has a revolving line of credit as a secondary source of liquidity. At September 30, 2001 the Company had utilized $600 thousand of the $3.0 million available on this revolving line of credit. As of September 30, 2001, the Company did not have any material commitments for capital expenditures.

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

    At September 30, 2001, forecasted net interest income for the next 12 months would increase $148 thousand, or 0.28%, from an immediate 200 basis point increase in rates and would decrease $1.6 million, or 2.98%, from a rate decrease of similar magnitude. The simulated impact on net interest income in a downward rate environment in future periods is principally the result of the Company's projected basis risk associated with the Company's interest-bearing deposits.

    Market rates declined 300 basis points in eight rate reduction actions initiated by the Federal Reserve Board from December 31, 2000 to September 30, 2001. The Company's interest rate movement simulation model prepared as of December 31, 2000 suggested that, given an instantaneous and sustained decrease in market interest rates of 200 basis points, the Company's net interest margin would decline 18 basis points from the base case scenario. However, as disclosed in the Company's 2000 annual report, these computations did not contemplate any actions the Company may undertake in response to changes in interest rates. The Company achieved a net interest margin of 5.05% for the nine months ended September 30, 2001, representing a two basis point increase as compared to the 5.03% net interest margin for the year ended December 31, 2000, and a three basis point increase as compared to the 5.02% net interest margin for the quarter ended September 30, 2000. Maintaining the Company's net interest margin during the nine months ended September 30, 2001 is attributed mainly to: the Banks' deposit mix and ability to reprice this funding source in ways that marginalized the Company's projected basis risk; the Company's success in increasing earning assets through loan growth; and the shift in earning assets from securities and overnight Fed Funds to loans. The increase in loans to utilize the Company's liquidity extended the overall average maturity of its earning assets.

    The Company's cumulative gap position for under one year decreased to 65.0% as of September 30, 2001 compared to 71.4% as of December 31, 2000 while the Company's cumulative gap position for under five years increased to 93.7% as of September 30, 2001 compared to 88.3% as of December 31, 2001. (See table within the discussion —Gap Analysis.) As a portion of the 2001 loan growth occurred during a period of historically low interest rates and increased the assets repricing during the 1 to 5 year period, this may have the effect of compressing the Company's net interest margin should market interest rates increase, exclusive of any actions management may take to mitigate such an effect. Further, the shift in the Company's gap position is also a reflection of consumer preferences during an uncertain interest rate environment choosing to invest in instruments which reprice immediately such as money market accounts instead of longer term instruments such as certificates of deposit. The Banks continued to see a steady increase in funding sources, exclusive of certificates of deposit, which management attributes to the Banks' relationship banking philosophy.

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

    As with any simulation model, the computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments, rate floors, and deposit decay, and should not be relied upon as indicative of actual results. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the net portfolio value. Again, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

    As of September 30, 2001, with a 200 basis point increase in market rates, the Company's estimated net portfolio value would decrease $17.7 million, or 9.12%, from the base case scenario, and the estimated net portfolio value would increase $24.2 million, or 12.50%, with a decrease of 200 basis points. However, the model does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates. The Company's market risk position as of September 30, 2001 continues to be lower than approved limits since December 31, 2000.

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

    The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of both total assets and total interest-earning assets as of September 30, 2001 for different time intervals. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates.

	At September 30, 2001 Amounts Maturing or Repricing In
	3 Months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- Sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$—	$—	$—	$—	$53,673	$53,673
Federal funds sold	14,243	—	—	—	—	14,243
Investment securities	17,818	52,738	45,360	11,157	—	127,073
Loans and leases	336,375	67,242	215,626	272,074		891,317
Other assets(2)	—	—	—	—	123,097	123,097

Total assets	$368,436	$119,980	$260,986	$283,231	$176,770	$1,209,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$261,800	$261,800
Interest-bearing demand, money market and savings	411,193	—	—	—	—	411,193
Time certificates of deposit	137,231	176,155	48,365		—	311,751
Short term debt	6,882	—	—	—	—	6,882
Long term debt	—	16,700	—	—	—	16,700
Other liabilities	—	—	—	—	13,223	13,223
Minority Interests	—	3,500	—	—	—	3,500
Stockholders' equity	—	—	—	—	134,354	134,354

Total liabilities & stockholders' equity	$555,306	$196,355	$48,365	$—	$409,380	$1,209,403

Period gap	$(186,870)	$(76,375)	$212,621	$283,231	$(232,607)

Cumulative interest-earning assets	$368,436	$488,416	$749,402	$1,032,633

Cumulative interest-bearing liabilities	$555,306	$751,661	$800,026	$800,026

Cumulative gap	$(186,870)	$(263,245)	$(50,624)	$232,607

Cumulative interest-earning assets to cumulative interest-bearing liabilities	66.3%	65.0%	93.7%	129.1%
Cumulative gap as a percent of:
Total assets	(15.5)%	(21.8)%	(4.2)%	19.2%
Interest-earning assets	(18.1)%	(25.5)%	(4.9)%	22.5%

(1)
Assets or liabilities which are not interest rate-sensitive.

(2)
Allowance for loan and lease losses of $11.4 million as of September 30, 2001 is included in other assets.

    The foregoing table indicates that the Company had a negative one year gap of $263.2 million, or 21.8% of total assets, at September 30, 2001. This indicates that at September 30, 2001, the Company had $263.2 million more in liabilities that would reprice if there was a change in interest rates over the next year than assets that would reprice. Thus, if interest rates were to increase, this gap would tend to result in a lower net interest margin. Conversely, if interest rates were to decrease, this gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or funding liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its funding liability can vary significantly while the timing of repricing of both the asset and its funding liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

    In addition, the Company has approximately $100 million of variable rate loans which have reached their interest rate floors and in the preceeding table, they are assumed to be fixed rate. In other words, these loans are included in the category that correlates with the loans' maturity date. In a falling interest rate environment this gap position is true. However, in a rising interest rate environment the gap position would shorten for those loans that have reached their floors; taken in isolation, this has the effect of making the Company less liability sensitive or works to increase the Company's net interest margin in a rising rate environment.

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

(a)
The Company held its annual meeting of stockholders on July 17, 2001.

(b)
The following directors were elected at the annual meeting to serve for a three-year term:

      Joseph P. Heitzler
      Robert J. Kushner
      Jaynie Miller Studenmund

    The following directors continued in office after the annual meeting:

  Ronald W. Bachli
  J. Thomas Byrom
  Richard W. Decker, Jr.
  Larry D. Mitchell
  Clifford R. Ronnenberg
  Dwayne A. Shackelford

(c)
At the annual meeting, shareholders voted on (1) the election of the Company's Class B directors; and (2) The ratification of the selection of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-Votes
Election of Directors
Joseph P. Heitzler	25,850,635	—	21,289	—	—
Robert J. Kushner	25,849,026	—	22,898	—	—
Jaynie Miller Studenmund	25,849,130	—	22,794	—	—
Ratify Independent Public Accountants	25,850,631	10	—	21,283	—

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS

Exhibit Number	Description
10.22	Second Amendment to Amended and Restated Credit Agreement and Limited Waiver of Default by and between Placer Capital Co., California Community Bancshares, Inc. and U.S. Bank National Association.
10.23	Amendment 1 to Revised Placer Capital Co. 1999 Stock Option Plan. *
11	Statement re: computation of per share earnings is included in Note 5 to the unaudited condensed consolidated financial statements of Registrant.

*
Compensatory plan.

REPORTS ON FORM 8-K

    On August 16, 2001, the Company filed a Current Report on Form 8-K under Item 5 to report the issuance of a press release announcing its earnings for the period ended June 30, 2001. The press release was included as an exhibit to the Current Report. No financial statements were required or included.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA COMMUNITY BANCSHARES, INC.
Date: November 14, 2001
	By:	/s/ RONALD W. BACHLI Ronald W. Bachli President and Chief Executive Officer
	By:	/s/ DAVID E. HOOSTON David E. Hooston Chief Financial Officer

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
CALIFORNIA COMMUNITY BANCSHARES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CALIFORNIA COMMUNITY BANCSHARES, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001
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
SIGNATURES